Form 10-Q
period 1996-03-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1996-05-14
CIK 882288

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         COMMISSION FILE NUMBER 0-19145


                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
             (Exact name of Registrant as specified in its charter)


               CALIFORNIA                                       94-3097644
      (State or other jurisdiction                             (IRS Employer
    of incorporation or organization)                       Identification No.)

    650 CALIFORNIA STREET, 16TH FLOOR
        SAN FRANCISCO, CALIFORNIA                                  94108
(Address of Principal Executive Offices)                        (ZIP Code)

                                 (415) 434-0551
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]       NO [ ]

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


                                                                                  PAGE
 ITEM 1.  FINANCIAL STATEMENTS.

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995.....    3

          Statements of Earnings for the three months ended
          March 31, 1996 and 1995 (unaudited)...................................    4

          Statements of Partners' Capital for the three months ended
          March 31, 1996 and 1995 (unaudited)...................................    5

          Statements of Cash Flows for the three months
          ended March 31, 1996 and 1995 (unaudited).............................    6

          Notes to Financial Statements (unaudited).............................    8


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.............................................   12

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                               1996            1995
                                                           -----------      ---------
                                                           (Unaudited)
ASSETS
Container rental equipment, net of accumulated
    depreciation of $23,876 (1995: $22,117)                 $ 101,354         102,147
Cash and cash equivalents (note 1)                              1,692           1,293
Accounts receivable, net of allowance for
    doubtful accounts of $1,273 (1995:  $1,349)                 5,644           6,191
Due from affiliates (note 4)                                       88              --
Organization costs, net of accumulated
    amortization of $185 (1995:  $173)                             51              63
Prepaid expenses                                                   31              46
                                                            ---------       ---------
                                                            $ 108,860         109,740
                                                            =========       =========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
    Accounts payable                                        $     572             457
    Accrued liabilities                                           537             512
    Accrued damage protection plan costs (note 2)                 581             556
    Due to affiliates (note 4)                                     47             940
    Equipment purchases payable                                 1,307             349
                                                            ---------       ---------
          Total liabilities                                     3,044           2,814
                                                            ---------       ---------
Partners' capital:
    General partners                                               --              --
    Limited partners                                          105,816         106,926
                                                            ---------       ---------
          Total partners' capital                             105,816         106,926
                                                            ---------       ---------
Commitments (note 7)
                                                            $ 108,860         109,740
                                                            =========       =========


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
               For the three months ended March 31, 1996 and 1995
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

                                                                                  1996                1995
                                                                               ----------          ----------

Rental income                                                                  $   6,355               6,669
                                                                               ---------           ---------
Costs and expenses:
    Direct container expenses                                                        981                 822
    Bad debt provision                                                                 6                 290
    Depreciation and amortization                                                  1,892               1,834
    Professional fees                                                                 10                  17
    Management fees to affiliates (note 4)                                           591                 611
    General and administrative costs to affiliates (note 4)                          404                 427
    Other general and administrative costs                                            63                  75
                                                                               ---------           ---------
                                                                                   3,947               4,076
                                                                               ---------           ---------
       Income from operations                                                      2,408               2,593
                                                                               ---------           ---------
Other income:
    Interest income                                                                   29                  16
    Gain on sales of equipment                                                       112                  99
                                                                               ---------           ---------
                                                                                     141                 115
                                                                               ---------           ---------
       Net earnings                                                            $   2,549               2,708
                                                                               =========           =========
Allocation of net earnings (note 4):
    General partners                                                           $      38                  33
    Limited partners                                                               2,511               2,675
                                                                               ---------           ---------
                                                                               $   2,549               2,708
                                                                               =========           =========

Limited partners' per unit share of net earnings                                  $ 0.37              $ 0.39
                                                                                  ======              ======
Limited partners' per unit share of distributions                                 $ 0.52              $ 0.49
                                                                                  ======              ======
Weighted average number of limited
    partnership units outstanding                                              6,837,810           6,845,903
                                                                               =========           =========


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL
               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                                                    PARTNERS' CAPITAL
                                                                         --------------------------------------
                                                                          GENERAL      LIMITED         TOTAL
                                                                         --------------------------------------

Balances at January 1, 1995                                              $     -        109,574         109,574
Distributions                                                                (33)        (3,309)         (3,342)
Net earnings                                                                  33          2,675           2,708
                                                                         -------     ----------     -----------
Balances at March 31, 1995                                               $    --        108,940         108,940
                                                                         =======     ==========     ===========

Balances at January 1, 1996                                              $    --        106,926         106,926
Distributions                                                                (38)        (3,589)         (3,627)
Redemptions (note 6)                                                           -            (32)            (32)
Net earnings                                                                  38          2,511           2,549
                                                                         -------     ----------     -----------
Balances at March 31, 1996                                               $    --        105,816         105,816
                                                                         =======     ==========     ===========


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                                                 1996               1995
                                                                             ------------      ------------
Cash flows from operating activities:
    Net earnings                                                             $     2,549             2,708
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                               1,880             1,822
       (Decrease) increase in allowance for doubtful accounts                        (76)              250
       Amortization of organization costs                                             12                12
       Gain on sales of container rental equipment                                  (112)              (99)
       Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                                 641              (431)
          Decrease in due to affiliates, net                                      (1,072)             (273)
          Increase in accounts payable
           and accrued liabilities                                                   142                15
          Increase in damage protection plan cost                                     25                41
          Increase in prepaid expenses                                                15                17
                                                                             ------------      ------------
           Net cash provided by operating activities                               4,004             4,062
                                                                             ------------      ------------
Cash flows from investing activities:
    Proceeds from sales of container rental equipment                                439               924
    Equipment purchases                                                             (404)           (2,132)
                                                                             ------------      ------------
           Net cash provided by (used in) investing activities                        35            (1,208)
                                                                             ------------      ------------
Cash flows from financing activities:
    Proceeds from sale of limited partnership units                                  (32)               --
    Distributions to partners                                                     (3,608)           (3,284)
                                                                             ------------      ------------
           Net cash used in financing activities                                  (3,640)           (3,284)
                                                                             ------------      ------------
Net increase (decrease) in cash and cash equivalents                                 399              (430)
Cash and cash equivalents at beginning of period                                   1,293             1,547
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $     1,692        $    1,117
                                                                             ============      ============
Interest paid during the period                                              $        --        $       --
                                                                             ============      ============

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS -- CONTINUED

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of March 31, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                 Mar 31      Dec 31     Mar 31     Dec 31
                                                   1996        1995       1995       1994
                                                 ------      ------     ------     ------
Equipment purchases included in:
   Due to affiliates .......................     $   37         53        163        170
   Equipment purchases payable .............      1,307        349        894      1,190

Distributions to partners included in:
   Due to affiliates .......................        136        115        111         76
   Accounts payable and accrued liabilities         232        234        239        216

Proceeds from sale of equipment included in:
   Due from affiliates .....................        274        360         --        272
   Accounts receivable .....................          2          2          2        212

The following summarizes the amounts of equipment purchases, distributions to partners and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                                    1996           1995
                                                                    ----           ----

Equipment purchases recorded....................................  $1,346          1,829
Equipment purchases paid........................................     404          2,132

Distributions to partners declared..............................   3,627          3,342
Distributions to partners paid..................................   3,608          3,284

Proceeds from sale of container rental equipment recorded.......     353            442
Proceeds from sale of container rental equipment received.......     439            924


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)


NOTE 1.  GENERAL

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1996 and 1995, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

     For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.  DAMAGE PROTECTION PLAN

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its container rental equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs.

NOTE 3.  ACQUISITION OF EQUIPMENT

     During the three-month periods ended March 31, 1996 and 1995, the Partnership purchased container rental equipment (the Equipment) with a cost of $1,346 and $1,829, respectively.

NOTE 4.  TRANSACTIONS WITH AFFILIATES

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation
     (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

     In accordance with the Partnership Agreement, net earnings or losses, syndication and offering costs and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts' show a deficit.

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $19 and $101 of equipment acquisition fees as part of Equipment costs for the three-month periods ended March 31, 1996 and 1995 respectively, and $151 and $144 of incentive management fees in the three-month periods ended March 31, 1996 and 1995, respectively. No equipment liquidation fees were incurred in either period.

     The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at March 31, 1996.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the three-month periods ended March 31, 1996 and 1995, these fees totaled $439 and $467, respectively. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM. Indirect general and administrative costs allocated to the Partnership were $330 and $352, respectively, for the three-month periods ended March 31, 1996 and 1995.

     TFS also incurred general and administrative costs of $74 and $75 during the three-month periods ended March 31, 1996 and 1995, respectively, which were reimbursed by the Partnership.

     The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any Equipment resold to the Partnership.

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     At March 31, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                           1996               1995
                                                                           ----               ----
                  Due from affiliates:
                     Due from TEM.............................           $   84                 --
                     Due from TFS.............................                4                 --
                                                                         ------              -----

                                                                         $   88                 --
                                                                         ======              =====

                  Due to affiliates:
                     Due to TFS...............................           $   --                 86
                     Due to TGH...............................                1                  1
                     Due to TAS...............................               19                 31
                     Due to TCC...............................               12                 16
                     Due to TEM...............................                -                795
                     Due to TL................................               15                 11
                                                                          -----              -----
                                                                          $  47                940
                                                                          =====              =====

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent such balances relate to loans for equipment purchases. Interest is charged to the Partnership at the Prime Rate plus certain margins depending on TGH's leverage ratio. There was no interest charged on intercompany balances for the three-month periods ended March 31, 1996 and 1995.

NOTE 5.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1996:

                Year ending March 31:

                1997.............................................       $1,908
                1998.............................................          202
                1999.............................................           56
                2000.............................................           23
                2001.............................................            3
                                                                        ------

                Total minimum future rentals receivable..........       $2,192
                                                                        ======

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 6.  REDEMPTIONS

     The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1996 and the year ended December 31, 1995:

                                                                           AVERAGE
                                                                          REDEMPTION
                                                      UNITS REDEEMED        PRICE          AMOUNT PAID
                                                      --------------        -----          -----------

     Quarter ended:
         Sept. 30,1995 ..........................         6,025             $15.70            $ 95
                                                          -----                               ----
     BALANCE AT DECEMBER 31, 1995 ...............         6,025             $15.70              95


     Quarter ended:
         March 31, 1996..........................         2,068             $15.60              32
                                                          -----                               ----
     BALANCE AT MARCH 31, 1996 ..................         8,093             $15.67            $127
                                                          =====                               ====

     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

NOTE 7.  COMMITMENTS

     At March 31, 1996, the Partnership has committed to purchase 350 containers at an approximate total purchase price of $926 which includes acquisition fees of $44. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From April 30, 1992 until April 30, 1994 the Partnership was involved in the offering of limited partnership interests to the public. On April 30, 1994 the Partnership had received a total subscription amount of $136,918.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. For the quarter ended March 31, 1996, the Partnership redeemed 2,068 units for a total of $32, and, during the year ended December 31, 1995, the Partnership redeemed 6,025 units for a total of $95.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At March 31, 1996, the Partnership's cash of $1,692 was primarily invested in a market-rate account.

During the quarter ended March 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through February 1996, in the amount of $3,589. These distributions represent 10.5% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $1,078 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

At March 31, 1996, the Partnership had committed to purchase 350 containers at an approximate total purchase price of $926, which includes acquisition fees of $44. At March 31, 1996, the Partnership had cash of $1,692 to meet these commitments. In the event the Partnership decides not to purchase the equipment, one of the General Partners or its affiliates will retain the equipment for its own account.

For the quarter ended March 31, 1996, the Partnership had net cash provided by operating activities of $4,004, compared with $4,062 for the same period in 1995. This decrease was primarily attributable to a decline in net earnings resulting from lower utilization. Net earnings decreased by 6% in 1996 from 1995 primarily due to a decrease in rental income and an increase in direct container expenses, excluding bad debt. With respect to accounts receivable, the average collection period for accounts receivable from operations improved from 114 days for the quarter ended March 31, 1995 to 99 days for the comparable period in 1996. In 1994, the Partnership experienced a deterioration in the payment performance of two of its lessees. These lessees have cooperated in returning the Equipment, and the returned Equipment was substantially re-leased to other customers during 1995. In the latter part of 1995, the accounts receivable from one of these lessees were resolved. These factors, in conjunction with a partial resolution of payment problems in the first quarter of 1996 with the other lessee, were the primary causes for the improvement in the average collection period. The Partnership is continuing its efforts to conclude resolution of the remainder of these payment problems in 1996.

The Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, due to the delivery of new ships. This over-capacity may cause shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect these rates.

Net cash provided by investing activities (the purchase and sale of rental equipment) for the quarter ended March 31, 1996 was $35 compared to a net cash used in investing activities of $1,208 for the same period in 1995. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more equipment in 1995 (because of an increased in availability of proceeds from the sale of a trailer fleet that were received in 1994) than in the same period in 1996. In addition, the Partnership has certain used equipment in its portfolio and expects to sell this equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future equipment sales in additional equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the three-month periods ended March 31, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                1996             1995
                                                ----             ----

          Opening Inventory..........        36,297            35,232
          Closing Inventory..........        36,373            35,451
          Average....................        36,335            35,342

The average container fleet increased by 3% from the three-month period ended March 31, 1995 to the same period in 1996. Average inventory increased primarily due to reinvestment of proceeds during 1995 from the sale of the Partnership's trailer fleet in 1994.

Rental income and direct container expenses are also affected by the lease utilization percentages for the Equipment which were 86% and 93% on average during the quarter ended March 31, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following paragraphs provide comparative analysis of the results of operations for the quarters ended March 31, 1996 and 1995.

The Partnership's income from operations for the quarter ended March 31, 1996 was $2,408 on gross rental income of $6,355 compared to $2,593 on gross rental income of $6,669 for the quarter ended March 31, 1995. The decrease in total rental income from the quarter ended March 31, 1995 to the equivalent period in 1996 was primarily attributable to income from container rentals, the major component of total rental income, which decreased by $155, or 3%. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentages, and average daily rental rates. Average inventory increased by 3%, average utilization decreased by seven percentage points and average daily rental rates decreased by .1%.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first quarter of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as seasonal factors. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently anticipating further over-capacity, which may adversely affect rental payments and/or rates and utilization. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger container lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's equipment under short-term operating leases.

The balance of rental income consisted of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers, and income from charges to the lessees for a damage protection plan. For the quarter ended March 31, 1996, the total of these other revenue items was $608, a decrease of $159 over the equivalent period in 1995. The primary component of this net decrease was a decline in location income (which decreased by $134). The decline in location income is mainly due to a decrease in drop-off charges to lessees for Equipment at less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995 that did not re-occur in the same period in 1996, as well as an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand.

Direct container expenses, excluding bad debt expense, increased by $159 or 19% from the quarter ended March 31, 1995 to the same period in 1996. The primary components of this increase were costs incurred for storage (which increased by $155 between periods). Storage costs increased due to lower utilization.

Bad debt expense decreased from $290 in the first quarter of 1995 to $6 in the same period of 1996. The decrease was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of payment problems with that lessee during the quarter, as noted above.

Depreciation and amortization expenses increased by $58 or 3% from the quarter ended March 31, 1995 to the same period in 1996, reflecting the increase in the Partnership's average fleet size of 3% between periods.

Management fees to affiliates, which are based primarily on rental income, were $20 or 3% lower in the quarter ended March 31, 1996 as compared to the same period in 1995. This decrease was due to a 5% decrease in rental income. These fees were 9.3% and 9.2% of rental income for the quarter ended March 31, 1996 and 1995, respectively. Base management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 5%, or $23. The decrease is the result of a decline in allocable overhead from TEM.

Other income provided $141 of additional income for the quarter ended March 31, 1996, representing an increase of $26, or 22% over the equivalent period in 1995. The increase was primarily attributable to a $13 increase in interest income and a $13 increase in gains from sales of equipment.

Net earnings per limited partnership unit decreased from $0.39 for the quarter ended March 31, 1995 to $0.37 for the quarter ended March 31, 1996, reflecting the decrease in net earnings from $2,708 for the quarter ended March 31, 1995 to $2,549 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The

Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Partnership's equipment, and the effect of demand for world trade and/or general business and economic cycles on the Partnership's operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   (A California Limited Partnership)

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner


                                   By    /s/ John R. Rhodes
                                         ------------------
                                         John R. Rhodes
                                         Executive Vice President


Date:    May 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                        Date


/s/ James E. Hoelter                     President (Principal Executive               May 10, 1996
- - -------------------------------          Officer) and Director
James E. Hoelter


/s/ John R. Rhodes                       Executive Vice President                     May 10, 1996
- - -------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer),
                                         Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit No.
- - -----------
   27           Financial Data Schedule