Form 10-Q
period 1996-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1996-08-14
CIK 882288

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                        COMMISSION FILE NUMBER  0-19145


                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
             (Exact name of Registrant as specified in its charter)


                CALIFORNIA                              94-3097644
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)              Identification No.)

      650 CALIFORNIA STREET, 16TH FLOOR
             SAN FRANCISCO, CA                              94108
  (Address of Principal Executive Offices)               (ZIP Code)

                                 (415) 434-0551
              (Registrant's telephone number, including area code)


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

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS



                                                                                                          PAGE
ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995  . . . . . . . . . . . . . . .  3


          Statements of Earnings for the six and three months
            ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . 4


          Statements of Partners' Capital for the six months
          ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


          Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


          Notes to Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      June 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                            1996            1995
                                                         --------        --------
                                                        (Unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $25,637 (1995: $22,117)               $ 99,468         102,147
Cash and cash equivalents (note 1)                            518           1,293
Accounts receivable, net of allowance for
   doubtful accounts of $1,368 (1995:  $1,349)              5,516           6,191
Due from affiliates (note 4)                                  305               0
Organization costs, net of accumulated
   amortization of $197 (1995:  $173)                          39              63
Prepaid expenses                                               16              46
                                                         --------        --------
                                                         $105,862         109,740
                                                         ========        ========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                      $    615             457
   Accrued liabilities                                        438             511
   Accrued damage protection plan costs (note 2)              567             556
   Due to affiliates (note 4)                                 177             941
   Equipment purchases payable                                  0             349
                                                         --------        --------
     Total liabilities                                      1,797           2,814
                                                         --------        --------
Partners' capital:
    General partners                                            -               -
    Limited partners                                      104,065         106,926
                                                         --------        --------
     Total partners' capital                              104,065         106,926
                                                         --------        --------
                                                         $105,862         109,740
                                                         ========        ========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

           For the six and three months ended June 30, 1996 and 1995 (Dollar amounts in thousands except for per unit amounts)
                                  (unaudited)

                                           SIX MONTHS    THREE MONTHS    SIX MONTHS     THREE MONTHS
                                              ENDED         ENDED           ENDED           ENDED
                                         JUNE 30, 1996   JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1995
                                         -------------   -------------   -------------  --------------
Rental income                                $12,216         5,861        13,378         6,709
                                             -------        ------        ------        ------
Costs and expenses:
   Direct container expenses                   2,000         1,019         1,601           779
   Bad debt provision                            115           109           299             8
   Depreciation and amortization               3,806         1,913         3,687         1,853
   Professional fees                              17             8            37            20
   Management fees to affiliates (note 4)      1,151           560         1,225           614
   General and administrative costs
     to affiliates (note 4)                      744           340           903           475
   Other general and administrative costs        164           101           167            93
                                             -------        ------        ------        ------
                                               7,997         4,050         7,919         3,842
                                             -------        ------        ------        ------
   Income from operations                      4,219         1,811         5,459         2,867
                                             -------        ------        ------        ------
Other income:
   Interest income                                47            18            32            17
   Gain on sales of equipment                    161            49           140            40
                                             -------        ------        ------        ------
                                                 208            67           172            57
                                             -------        ------        ------        ------
   Net earnings                              $ 4,427         1,878         5,631         2,924
                                             =======        ======        ======        ======
Allocation of net earnings (note 4):
   General partners                          $    76            38            68            35
   Limited partners                            4,351         1,840         5,563         2,889
                                             -------        ------        ------        ------
                                             $ 4,427         1,878         5,631         2,924
                                             =======        ======        ======        ======
Limited partners' per unit share
  of net earnings                            $  0.64         $0.27         $0.81         $0.42
                                             =======        ======        ======        ======
Limited partners' per unit share
  of distributions                           $  1.05         $0.53         $0.98         $0.50
                                             =======        ======        ======        ======
Weighted average number of limited
  partnership units outstanding            6,834,810     6,837,810     6,845,903     6,845,903
                                           =========     =========     =========     =========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                   PARTNERS' CAPITAL
                                            ---------------------------------
                                             GENERAL    LIMITED      TOTAL
                                            ---------------------------------
Balances at January 1, 1995                   $  -      109,574      109,574
Distributions                                  (68)      (6,732)      (6,800)
Net earnings                                    68        5,563        5,631
                                              ----     --------     --------
Balances at June 30, 1995                     $  -      108,405      108,405
                                              ====     ========     ========
Balances at January 1, 1996                   $  -      106,926      106,926
Distributions                                  (76)      (7,180)      (7,256)
Redemptions (note 6)                             -          (32)         (32)
Net earnings                                    76        4,351        4,427
                                              ----     --------     --------
Balances at June 30, 1996                     $  -      104,065      104,065
                                              ====     ========     ========


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                                    1996             1995
                                                                 -------          -------
Cash flows from operating activities:
    Net earnings                                                 $ 4,427            5,632
Adjustments to reconcile net earnings to net cash
provided by operating activities:
    Depreciation                                                   3,782            3,664
    Increase in allowance for doubtful accounts                       19               50
    Amortization of organization costs                                24               23
    Gain on sales of container rental equipment                     (161)            (140)
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                     673              (23)
      (Increase) decrease in due from affiliates, net             (1,338)             959
      Increase in accounts payable and accrued liabilities            87               54
      Increase in damage protection plan costs                        11               41
      Decrease in prepaid expenses                                    30               33
                                                                 -------          -------
       Net cash provided by operating activities                   7,554           10,293
                                                                 -------          -------
Cash flows from investing activities:
    Proceeds from sales of container rental equipment                824              935
    Equipment purchases                                           (1,935)          (4,514)
                                                                 -------          -------
       Net cash used in investing activities                      (1,111)          (3,579)
                                                                 -------          -------
Cash flows from financing activities:
    Redemptions                                                      (32)               -
    Distributions to partners                                     (7,186)          (6,837)
                                                                 -------          -------
       Net cash used in financing activities                      (7,218)          (6,837)
                                                                 -------          -------
Net decrease in cash and cash equivalents                           (775)            (123)
Cash and cash equivalents at beginning of period                   1,293            1,547
                                                                 -------          -------
Cash and cash equivalents at end of period                       $   518            1,424
                                                                 =======          =======

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     STATEMENTS OF CASH FLOWS -- CONTINUED

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received as of June 30, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.


                                                           June 30,       Dec. 31,       June 30,       Dec. 31,
                                                             1996           1995           1995           1994
                                                           --------       --------       --------       --------
Equipment purchases included in:
    Due to affiliates . . . . . . . . . . . . . .            $139             53             10            170
    Accounts Payable  . . . . . . . . . . . . . .               -              -              3              -
    Equipment purchases payable   . . . . . . . .               -            349          1,597          1,190

Distributions to partners included in:
    Due to affiliates   . . . . . . . . . . . . .             187            115             22             76
    Accounts payable and accrued liabilities  . .             232            234            232            216

Proceeds from sale of Equipment included in:
    Due from affiliates   . . . . . . . . . . . .             249            360            403            272
    Accounts receivable   . . . . . . . . . . . .               -              2              -            212



The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.

                                                                                         1996             1995
                                                                                         ----             ----
Equipment purchases recorded . . . . . . . . . . . . . . . . . . . . . . . . .    $     1,672            4,763
Equipment purchases paid . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,935            4,513

Distributions to partners declared . . . . . . . . . . . . . . . . . . . . . .          7,256            6,800
Distributions to partners paid . . . . . . . . . . . . . . . . . . . . . . . .          7,186            6,838

Proceeds from sale of Equipment recorded . . . . . . . . . . . . . . . . . . .            711              854
Proceeds from sale of Equipment received . . . . . . . . . . . . . . . . . . .            824              935


                 See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996
           (Dollar amounts in thousands except for per unit amounts)
                                  (Unaudited)


NOTE 1.  GENERAL

     Textainer Equipment Income Fund IV (the Partnership) is a California Limited Partnership formed in 1991. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the six- and three-month periods ended June 30, 1996 and 1995, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying Notes included in the Partnership's annual audited financial statements as of December 31, 1995.

     For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.  DAMAGE PROTECTION PLAN

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At June 30, 1996 and December 31, 1995, this reserve was equal to $567 and $556, respectively.

NOTE 3.  ACQUISITION OF EQUIPMENT

     During the six-month periods ended June 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $1,672 and $4,763, respectively.

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED



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

     In accordance with the Partnership Agreement, net earnings or losses, syndication and offering costs and partnership distributions are allocated 1% to the general partners and 99% to the limited partners, with the exception of gross income, as defined in the Partnership agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts' show a deficit.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $98 and $207 of equipment acquisition fees as part of container costs during the six-month periods ended June 30, 1996 and 1995. The Partnership incurred $302 and $151 of incentive management fees during the six- and three-month periods ended June 30, 1996, respectively, and $288 and $144 for the comparable periods ended June 30, 1995. No equipment liquidation fees were incurred during either period.

     The Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manager, lease, sell and dispose of the Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at June 30, 1996.

     Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the six- and three-month periods ended June 30, 1996, these fees totaled $849 and $409, respectively, and $937 and $470 for the comparable periods ended June 30, 1995. The Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM. Indirect general and administrative costs allocated to the Partnership were $655 and $325 for the six- and three-month periods ended June 30, 1996, respectively, and $757 and $405 for the comparable periods ended June 30, 1995.

     TFS, in its capacity as managing general partner, also incurred general and administrative costs of $89 and $15 for the six- and three- month periods ended June 30, 1996, respectively, and $146 and $70 for the comparable periods ended June 30, 1995, which were reimbursed by the Partnership.

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED




     The General Partners, or TAS, may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners, or TAS, are entitled to an acquisition fee for any Equipment resold to the Partnership.

     At June 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                               1996            1995
                                                                               ----            ----
               Due from affiliates:
                        Due from TEM . . . . . . . . . . . . . . . . .   $      305               -
                                                                                ===            ====

               Due to affiliates:
                        Due to TFS . . . . . . . . . . . . . . . . . .   $       63              87
                        Due to TGH . . . . . . . . . . . . . . . . . .            1               1
                        Due to TAS . . . . . . . . . . . . . . . . . .           79              31
                        Due to TCC . . . . . . . . . . . . . . . . . .           14              16
                        Due to TEM . . . . . . . . . . . . . . . . . .            -             795
                        Due to TL  . . . . . . . . . . . . . . . . . .           20              11
                                                                               ----            ----
                                                                         $      177             941
                                                                                ===             ===


     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent such balances relate to loans for Equipment purchases. Interest is charged to the Partnership at the Prime Rate plus certain margins depending on TGH's leverage ratio. There was no interest charged on intercompany balances for the six- and three-month periods ended June 30, 1996 and 1995.

NOTE 5.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1996:

           Year ending June 30:

           1997  . . . . . . . . . . . . . . . . . . . .       $ 2,211
           1998  . . . . . . . . . . . . . . . . . . . .           179
           1999  . . . . . . . . . . . . . . . . . . . .            78
           2000  . . . . . . . . . . . . . . . . . . . .            40
                                                               -------

           Total minimum future rentals receivable . . .       $ 2,508
                                                               =======

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED



NOTE 6.  REDEMPTIONS

     The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1996:


                                                      UNITS             AVERAGE              AMOUNT
                                                    REDEEMED        REDEMPTION PRICE          PAID
                                                    --------        ----------------         ------
        Balance at December 31, 1995. . . .           6,025             $ 15.70               $  95
        Quarter ended:
             March 31, 1996 . . . . . . . .           2,068             $ 15.60                  32
                                                      -----                                   -----
        Balance at June 30,1996 . . . . . .           8,093             $ 15.67               $ 127
                                                      =====                                   =====

     The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three- month periods ended June 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From April 30, 1992 until April 30, 1994 the Partnership was involved in the offering of limited partnership interests to the public. On April 30, 1994, the Partnership had received a total subscription amount of $136,918.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 2,068 units for a total dollar amount of $32 during the six-month period ended June 30, 1996. From the inception of the Partnership through June 30, 1996, the Partnership has redeemed a total of 8,093 units for $127, representing an average redemption price of $15.67 per unit. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flows from operations in short-term, highly liquid investments prior to distribution or reinvestment in additional Equipment. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At June 30, 1996, the Partnership's cash of $518 was primarily invested in a market-rate account.

During the six-month period ended June 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through May 1996, in the amount of $7,180. These distributions represent a return of 10.5% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $2,829 of these distributions was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the six-month period ended June 30, 1996, the Partnership had net cash provided by operating activities of $7,554, compared with $10,293 for the same period in 1995. This decrease was, in part, attributable to a decrease in income from operations resulting from a decline in rental income of $1,162, or 9%, and an increase in direct operating expenses of $399, or 25%, partially offset by a decrease in accounts receivable from operations. The average collection period of accounts receivable from operations improved from 109 days for the six-month period ended June 30, 1995 to 103 days for the comparable period in 1996. Additionally, net cash from operations was impacted by an increase in due from affiliates, which reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part, due to the delivery of new, large capacity ships. This over-capacity has, in some instances, caused shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delay in the remittance of rental payments, pressure on Equipment rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for Equipment, and this over-capacity could also further affect these rates.

Net cash used in investing activities for the six-month period ended June 30, 1996 was $1,111 compared to $3,579 for the same period in 1995. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased less Equipment in 1996 than in the same period in 1995. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. In addition, the Partnership has used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, were directly related to the size of the Equipment fleet (inventory) during the six-month periods ended June 30, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                                  1996       1995
                                                  ----       ----
                  Opening inventory              36,297     35,132
                  Closing inventory              36,188     36,130
                       Average                   36,243     35,631

The average container fleet increased by 1.7% from the six-month period ended June 30, 1995 to the same period in 1996 primarily due to reinvestment of proceeds from the sale of used Equipment.

Rental income and direct container expenses are affected by lease utilization percentages for the Equipment, which were 85% and 93% on average during the six-month period ended June 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the six-month period ended June 30, 1996 was $4,219 on gross rental income of $12,216, compared to $5,459 on gross rental income for $13,378 for the same period in 1995. The decrease in rental income between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $806, or 7%. Income from Equipment rentals is largely dependent upon three factors: average on-hire (utilization) percentage, Equipment available for lease (average inventory), and average daily rental rates. Average utilization decreased by eight percentage points, and average daily rental rates decreased by .1%; these decreases were tempered by an increase in average inventory of 1.7%.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first and second quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. The General Partners have seen recent evidence of some stabilization in utilization rates for certain Equipment types; however, there can be no assurance regarding the trend for utilization in the future. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization.

Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of Equipment from prime locations less credits granted to lessees for leasing Equipment from less desirable locations (location income), income for handling and returning Equipment and income from charges to lessees for a damage protection plan. For the six-month period ended June 30, 1996, the total of these other revenue items was $1,026, a decrease of $356 compared to the equivalent period in 1995. The primary component of this net decrease was a decline in location income of $261. This decline is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand. Location income also declined due to a decrease in drop-off charges to lessees for Equipment at less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995, which did not re-occur in the same period in 1996.

Direct operating expenses, excluding bad debt expense, increased by $399, or 25%, from the six-month period ended June 30, 1995 to the same period in 1996. The primary components of this increase were costs incurred for storage, which increased by $341 between periods. This cost increased due to the decline in utilization between periods. Additionally, expenses under the damage protection plan increased by $111 between periods. This was due to an increase in the average repair cost for units covered under the plan.

Bad debt expense decreased from $299 in the six-month period ended June 30, 1995 to $115 in the same period of 1996. The decrease was primarily due to a reduction in reserve requirements for a specific lessee during the second quarter 1996.

Depreciation and amortization expense increased by $119, or 3%, from the six-month period ended June 30, 1995 to the same period in 1996, reflecting the increase in the Partnership's average fleet size of 1.7% between periods.

Management fees to affiliates, which are based primarily on rental income, were $74, or 6%, lower in the six-month period ended June 30, 1996 compared to the same period of 1995. This decrease was due to a 9% decrease in rental income. These fees were 9.4% and 9.2% of gross revenue for the six-month periods ended June 30, 1996 and 1995, respectively. Base management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 18%, or $159, from the six-month period ended June 30, 1995 to the same period in 1996. This decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income provided $208 of additional income for the six-month period ended June 30, 1996, representing an increase of $36, or 21%, over the equivalent period in 1995. The increase was attributable to a $21 increase in gains from sales of Equipment and a $15 increase in interest income.

Net earnings per limited partnership unit decreased from $0.81 for the six-month period ended June 30, 1995 to $0.64 for the six-month period ended June 30, 1996, reflecting the decrease in net earnings from $5,631 for the six-month period ended June 30, 1995 to $4,427 for the same period in 1996.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the three-month period ended June 30, 1996 decreased by $1,056, or 37%, compared to the same period in 1995, on rental income of $5,861 and $6,709, respectively. The decrease in total rental income of $848, or 13%, between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $650, or 11%, from 1995 to 1996. This decrease resulted from the fact that average inventory decreased by 1.7%, utilization decreased by nine percentage points, and average daily rental rates decreased by 1.3% from the three-month period ended June 30, 1996 to the comparable period ended June 30, 1995.

The balance of rental income for the three months ended June 30, 1996 was $417 compared to $615 for the same period in 1995, a decrease of $198, or 32%. The primary component of this net decrease was a decrease in location income of $127 from the three-month period ended June 30,1995 to the same period in 1996. The decrease in location income was due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations in the six-month period ended June 30, 1996, which was largely driven by decreased demand.

Direct operating expenses, excluding bad debt expense, increased by $240, or 31%, from the three-month period ended June 30, 1995 to the equivalent period in 1996. The primary component of this increase was costs incurred for storage, which increased by $186 between periods. This cost increased due to the decline in utilization between periods. Additionally, expenses under the damage protection plan increased by $96 between periods, due to an increase in the average repair cost for units covered under the plan.

Bad debt expense increased by $101 from the three-month period ended June 30, 1995 to the same period in 1996 due to a settlement of some amounts owed by certain lessees for whom the Partnership had specifically identified and reserved at December 31, 1994, resulting in the lower overall reserve for the three-month period ended June 30, 1995.

Depreciation expense increased by $60 from the three-month period ended June 30, 1995 to the equivalent period in 1996. Management fees to affiliates were lower by $54 in the three months ended June 30, 1996 than in the same period in 1995. General and administrative costs to affiliates decreased by $135, or 28%, from the three-month period ended June 30, 1995 to the same period in.
The decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income includes a gain on sales of Equipment of $49 for the three-month period ended June 30, 1996 compared to a gain of $40 for same period in 1995.

Net earnings decreased from $2,924 for the three-month period ended June 30, 1995 to $1,878 for the three-month period ended June 30, 1996 for the reasons noted above.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade and/or general business and economic cycles on the Partnership's operations.

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


                                 TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                 (A California Limited Partnership)

                                 By Textainer Financial Services Corporation
                                 The Managing General Partner



                                 By _______________________________
                                     John R. Rhodes
                                     Executive Vice President


Date:  August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                              Title                                         Date
________________________               President (Principal Executive                August 12, 1996
James E. Hoelter                       Officer) and Director



________________________               Executive Vice President,                     August 12, 1996
John R. Rhodes                         (Principal Financial and
                                       Accounting Officer)
                                       Secretary and Treasurer

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


                                 TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                 (A California Limited Partnership)

                                 By Textainer Financial Services Corporation
                                 The Managing General Partner



                                 By /s/ John R. Rhodes
                                   ------------------------------
                                        John R. Rhodes
                                        Executive Vice President

Date:  August 12, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                          Date
/s/James E. Hoelter                    President (Principal Executive                August 12, 1996
- -----------------------                Officer) and Director
James E. Hoelter



/s/John R. Rhodes                      Executive Vice President,                     August 12, 1996
- -------------------------              (Principal Financial and
John R. Rhodes                         Accounting Officer),
                                       Secretary and Treasurer