Form 10-Q
period 1996-09-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1996-11-12
CIK 882288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



                                                                                         PAGE
ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995 ....       3

          Statements of Earnings for the nine and three months
          ended September 30, 1996 and 1995 (unaudited) ............................       4

          Statements of Partners' Capital for the nine months
          ended September 30, 1996 and 1995 (unaudited) ............................       5

          Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995 (unaudited) ............................       6

          Notes to Financial Statements (unaudited) ................................       8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          AND RESULTS OF OPERATIONS ................................................      12

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                         1996          1995
                                                       --------       -------
                                                      (Unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $27,403 (1995: $22,117)             $ 97,351       102,147
Cash                                                      1,097         1,293
Accounts receivable, net of allowance for
   doubtful accounts of $1,436 (1995: $1,349)             5,284         6,191
Due from affiliates (note 4)                                382            --
Organization costs, net of accumulated
   amortization of $208 (1995: $173)                         28            63
Prepaid expenses                                             --            46
                                                       --------       -------
                                                       $104,142       109,740
                                                       ========       =======
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                    $    613           457
   Accrued liabilities                                      248           277
   Deferred quarterly distribution                          223           234
   Accrued damage protection plan costs (note 2)            543           556
   Due to affiliates (note 4)                                85           941
   Equipment purchases payable                               --           349
                                                       --------       -------
        Total liabilities                                 1,712         2,814
                                                       --------       -------
Partners' capital:
    General partners                                         --            --
    Limited partners                                    102,430       106,926
                                                       --------       -------
        Total partners' capital                         102,430       106,926
                                                       --------       -------

                                                       $104,142       109,740
                                                       ========       =======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

         For the nine and three months ended September 30, 1996 and 1995
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

                                                  NINE MONTHS     THREE MONTHS      NINE MONTHS     THREE MONTHS
                                                        ENDED            ENDED            ENDED            ENDED
                                               SEPT. 30, 1996   SEPT. 30, 1996   SEPT. 30, 1995   SEPT. 30, 1995
                                               --------------   --------------   --------------   --------------
Rental income                                      $   18,026            5,810           20,087            6,709
                                                   ----------       ----------       ----------       ----------
Costs and expenses:
      Direct container expenses                         2,985              985            2,163              562
      Bad debt provision                                  196               81              510              212
      Depreciation and amortization                     5,698            1,892            5,595            1,908
      Professional fees                                    24                7               45                7
      Management fees to affiliates (note 4)            1,707              556            1,846              621
      General and administrative costs
        to affiliates (note 4)                          1,059              315            1,349              446
      Other general and administrative costs              228               64              234               67
                                                   ----------       ----------       ----------       ----------
                                                       11,897            3,900           11,742            3,823
                                                   ----------       ----------       ----------       ----------
      Income from operations                            6,129            1,910            8,345            2,886
                                                   ----------       ----------       ----------       ----------
Other income:
      Interest income                                      61               14               47               14
      Gain on sales of equipment                          267              106              362              222
                                                   ----------       ----------       ----------       ----------
                                                          328              120              409              236
                                                   ----------       ----------       ----------       ----------
      Net earnings                                 $    6,457            2,030            8,754            3,122
                                                   ==========       ==========       ==========       ==========
Allocation of net earnings (note 4):
      General partners                             $      113               37              104               36
      Limited partners                                  6,344            1,993            8,650            3,086
                                                   ----------       ----------       ----------       ----------
                                                   $    6,457            2,030            8,754            3,122
                                                   ==========       ==========       ==========       ==========
Limited partners' per unit share
  of net earnings                                  $     0.93       $     0.29       $     1.26       $     0.45
Limited partners' per unit share
  of distributions                                 $     1.58       $     0.53       $     1.50       $     0.52

Weighted average number of limited
  partnership units outstanding                     6,837,460        6,835,188        6,845,903        6,845,903
                                                   ----------       ----------       ----------       ----------


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                             PARTNERS' CAPITAL
                                    -----------------------------------
                                    GENERAL       LIMITED         TOTAL
                                    -----------------------------------
Balances at January 1, 1995          $  --        109,574        109,574
Distributions                        $(104)       (10,269)       (10,373)
Net earnings                           104          8,650          8,754
                                     -----        -------        -------
Balances at September 30, 1995       $  --        107,955        107,955
                                     =====        =======        =======

Balances at January 1, 1996          $  --        106,926        106,926
Distributions                         (113)       (10,769)       (10,882)
Redemptions (note 6)                    --            (71)           (71)
Net earnings                           113          6,344          6,457
                                     -----        -------        -------
Balances at September 30, 1996       $  --        102,430        102,430
                                     =====        =======        =======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                                    1996           1995
                                                                  --------        -------
Cash flows from operating activities:
    Net earnings                                                  $  6,457          8,754
Adjustments to reconcile net earnings to  net cash
provided by operating activities:
    Depreciation                                                     5,663          5,560
    Increase in allowance for doubtful accounts                         87            184
    Amortization of organization costs                                  35             35
    Gain on sales of container rental equipment                       (267)          (362)
    Changes in assets and liabilities:
       Decrease in accounts receivable                                 837            424
       (Increase) decrease in due from affiliates, net              (1,218)         1,143
       Increase in accounts payable and accrued liabilities            127            224
       Decrease in damage protection plan costs                        (13)          (194)
       Decrease in prepaid expenses                                     46             50
                                                                  --------        -------
           Net cash provided by operating activities                11,754         15,818
                                                                  --------        -------
Cash flows from investing activities:
    Proceeds from sales of container rental equipment                1,188          1,491
    Equipment purchases                                             (2,083)        (7,675)
                                                                  --------        -------
           Net cash used in investing activities                      (895)        (6,184)
                                                                  --------        -------
Cash flows from financing activities:
    Redemptions                                                        (71)            --
    Distributions to partners                                      (10,984)       (10,362)
                                                                  --------        -------
           Net cash used in financing activities                   (11,055)       (10,362)
                                                                  --------        -------
Net decrease in cash                                                  (196)          (728)
Cash at beginning of period                                          1,293          1,547
                                                                  --------        -------
Cash at end of period                                             $  1,097            819
                                                                  ========        =======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received as of September 30, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                        Sept. 30,   Dec. 31,  Sept. 30,   Dec. 31,
                                                          1996        1995      1995       1994
                                                        ---------   --------  ---------   --------
Equipment purchases included in:
     Due to affiliates..............................      $  9         53        185         170
     Accounts Payable...............................        --         --          3          --
     Equipment purchases payable....................        --        349        925       1,191

Distributions to partners included in:
     Due to affiliates..............................        24        115         64          75
     Accounts payable and accrued liabilities.......       223        234        238         216

Proceeds from sale of Equipment included in:
     Due from affiliates............................       245        360        344         272
     Accounts receivable............................        --          2          2         212

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                        1996          1995
                                                      -------        ------
Equipment purchases recorded.....................     $ 1,690         7,427
Equipment purchases paid.........................       2,083         7,675

Distributions to partners declared...............      10,882        10,373
Distributions to partners paid...................      10,984        10,362

Proceeds from sale of Equipment recorded.........       1,071         1,353
Proceeds from sale of Equipment received.........       1,188         1,491


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (Unaudited)


NOTE 1.   GENERAL

      Textainer Equipment Income Fund IV, L.P. (the Partnership) is a California Limited Partnership formed in 1991. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the nine- and three-month periods ended September 30, 1996 and 1995, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying Notes included in the Partnership's annual audited financial statements as of December 31, 1995.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.   DAMAGE PROTECTION PLAN

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At September 30, 1996 and December 31, 1995, this reserve was equal to $543 and $556, respectively.

NOTE 3.   ACQUISITION OF EQUIPMENT

      During the nine-month periods ended September 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $1,690 and $7,427, respectively.

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized equipment acquisition fees totaling $99 and $366 as a component of Equipment costs during the nine-month periods ended September 30, 1996 and 1995, respectively. The Partnership incurred $453 and $151 of incentive management fees during the nine- and three-month periods ended September 30, 1996, respectively, and $440 and $151 for the comparable periods ended September 30, 1995. No equipment liquidation fees were incurred during either period.

      The Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at September 30, 1996.

      Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the nine- and three-month periods ended September 30, 1996, these fees totaled $1,254 and $405, respectively, and $1,406 and $470 for the comparable periods ended September 30, 1995. The Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM. Indirect general and administrative costs allocated to the Partnership were $932 and $277 for the nine- and three-month periods ended September 30, 1996, respectively, and $1,138 and $380 for the comparable periods ended September 30, 1995.

      TFS, in its capacity as managing general partner, also incurred general and administrative costs of $127 and $38 for the nine- and three-month periods ended September 30, 1996, respectively, and $211 and $66 for the comparable periods ended September 30, 1995, which were reimbursed by the Partnership.

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

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

      At September 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                              1996        1995
                                                              ----        ----
                    Due from affiliates:
                             Due from TEM ...........         $382          --
                                                              ====         ===
                    Due to affiliates:
                             Due to TFS .............         $ 61          87
                             Due to TGH .............           --           1
                             Due to TAS .............            1          31
                             Due to TCC .............           21          16
                             Due to TEM .............           --         795
                             Due to TL ..............            2          11
                                                              ----         ---
                                                              $ 85         941
                                                              ====         ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM.


NOTE 5.   RENTALS UNDER OPERATING LEASES

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of September 30, 1996:

                  Year ending September 30:
                  1997 ........................................          $1,772
                  1998 ........................................             211
                  1999 ........................................               9
                  2000 ........................................               3
                                                                         ------

                  Total minimum future rentals receivable .....          $1,995
                                                                         ======

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED



NOTE 6.   REDEMPTIONS

      The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1996:

                                                                        AVERAGE
                                                  UNITS REDEEMED    REDEMPTION PRICE   AMOUNT PAID
                                                  --------------    ----------------   -----------
            Balance at December 31, 1995              6,025            $15.70            $ 95

                Quarter ended :
                  March 31, 1996.............         2,068            $15.60              32
                  September 30,1996..........         2,622            $14.87              39
                                                     ------                              ----

            Balance at September 30, 1996 ...        10,715            $15.48            $166
                                                     ======                              ====

      The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From April 30, 1992 until April 30, 1994 the Partnership was involved in the offering of limited partnership interests to the public. On April 30, 1994, the Partnership had received a total subscription amount of $136,918.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 4,690 units for a total dollar amount of $71, representing an average redemption price of $15.19 during the nine-month period ended September 30, 1996. From the inception of the Partnership through September 30, 1996, the Partnership has redeemed a total of 10,715 units for $166, representing an average redemption price of $15.48 per unit. The Partnership has used cash flow from operations to pay for the redeemed units. Based on these factors, the Managing General Partner determined not to redeem units for the redemption offer that would otherwise have been made in October, 1996.

The Partnership invests working capital and cash flows from operations in short-term, highly liquid investments prior to distribution or reinvestment in additional Equipment. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At September 30, 1996, the Partnership's cash of $1,097 was invested in a market-rate account.

During the nine-month period ended September 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through August 1996, in the amount of $10,769. These distributions represent a return of 10.5% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $4,425 of these distributions was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations. Beginning with the cash distribution to limited partners for the month of October 1996, payable November 1996, the Partnership has made distributions at an annualized rate of 9.5% on each unit. This reduction in the Partnership's distribution rate is a result of the decline in market conditions for the leasing of the Partnership's container rental fleet during the fourth quarter of 1995 and the first three quarters of 1996, which is discussed in detail below.

For the nine-month period ended September 30, 1996, the Partnership had net cash provided by operating activities of $11,754, compared with $15,818 for the same period in 1995. This decrease was attributable to a decrease in net earnings and an increase in net due from affiliates, tempered by a decrease in accounts receivable from operations. The decrease in net earnings resulted from a decline in rental income of $2,061, or 10%, and an increase in direct operating expenses of $822, or 38%, which resulted primarily from a lower utilitzation rate and drop in rental rates for the Partnership Equipment. The increase in net due from affiliates reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates. The decrease in accounts receivable from operations was due to the decline in rental revenue and an improvement of two days in the average collection period from 104 days for the nine-month period ended September 30, 1995 to 102 days for the comparable period in 1996.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has caused shipping lines to reduce freight rates and has affected the profitability of their business, resulting in the need to reduce costs. This is producing downward pressure on lease rates. Delays in the remittance of rental payments, and in extreme cases, bankruptcy of some shipping lines may occur if profitability continues to erode. As noted above and discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect utilization.

Net cash used in investing activities for the nine-month period ended September 30, 1996 was $895 compared to $6,184 for the same period in 1995. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased less Equipment in 1996 than in the same period in 1995. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. In addition, the Partnership has used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, were directly related to the size of the Equipment fleet (inventory) during the nine-month periods ended September 30, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                                    1996       1995
                                                    ----       ----
                   Opening inventory ..........    36,297     35,132
                   Closing inventory ..........    35,998     36,398
                   Average ....................    36,148     35,765

The average container fleet increased by 1.1% from the nine-month period ended September 30, 1995 to the same period in 1996 primarily due to reinvestment of proceeds from the sale of used Equipment.

Rental income and direct container expenses are affected by lease utilization percentages for the Equipment, which were 84% and 93% on average during the nine-month period ended September 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates which have also decreased as discussed below.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the nine-month period ended September 30, 1996 was $6,129 on gross rental income of $18,026, compared to $8,345 on gross rental income for $20,087 for the same period in 1995. The decrease in rental income of $2,061 between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $1,758, or 10%. Income from Equipment rentals is largely dependent upon three factors: average on-hire (utilization) percentage, Equipment available for lease (average inventory), and average daily rental rates. Average utilization decreased by 10%, and average daily rental rates decreased by 2.2%; these decreases were tempered by an increase in average inventory of 1.1%.

Utilization began to decrease in the last quarter of 1995 and has continued to decline in the first three quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization which is likely affecting rental rates. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of Equipment from prime locations as adjusted by credits granted to lessees for leasing Equipment from less desirable locations (location income), income for handling and returning Equipment and income from charges to lessees for a damage protection plan. For the nine-month period ended September 30, 1996, the total of these other revenue items was $1,506, a decrease of $303 compared to the equivalent period in 1995. The primary component of this net decrease was a decline in location income of $338. This decline is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand. Location income also declined due to a decrease in drop-off charges to lessees for Equipment at less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995, which did not re-occur in the same period in 1996.

Direct operating expenses, excluding bad debt expense, increased by $822, or 38%, from the nine-month period ended September 30, 1995, to the same period in 1996. The primary components of this increase were costs incurred for storage which increased by $572 between periods mainly due to the decline in utilization. Additionally, expenses under the damage protection plan increased by $348 due to an increase in the number of units requiring repair under the plan.

Bad debt expense decreased from $510 in the nine-month period ended September 30, 1995 to $196 in the same period of 1996. The decrease was primarily due to a reduction in reserve requirements for a specific lessee during the first three quarters in 1996.

Depreciation and amortization expense increased by $103, or 1.8%, from the nine-month period ended September 30, 1995 to the same period in 1996, reflecting the increase in the Partnership's average fleet size of 1.1% between periods.

Management fees were 9.5% and 9.2% of gross revenue for the nine-month periods ended September 30, 1996 and 1995, respectively. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and capital raised, were 2.5% of gross revenue in the nine-months ended September 30, 1996 and 2.2% of gross revenue in the comparative period in 1995. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 22%, or $290, from the nine-month period ended September 30, 1995 to the same period in 1996. This decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income provided $328 of additional income for the nine-month period ended September 30, 1996, representing a decrease of $81, or 20%, over the equivalent period in 1995. The decrease was attributable to a $95 decline in gains from sales of Equipment and a $14 increase in interest income.

Net earnings per limited partnership unit decreased from $1.26 for the nine-month period ended September 30, 1995 to $0.93 for the nine-month period ended September 30, 1996, reflecting the decrease in net earnings from $8,754 for the nine-month period ended September 30, 1995 to $6,457 for the same period in 1996.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the three-month period ended September 30, 1996 decreased by $976, or 34%, compared to the same period in 1995, on rental income of $5,810 and $6,709, respectively. The decrease in total rental income of $899, or 13%, between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $953, or 15%, from 1995 to 1996. The decrease resulted from a 12% decrease in utilization and a 3.3% decrease in average daily rental rates from the three-month period ended September 30, 1995, to the comparable period ended September 30, 1996; these decreases were tempered slightly by an increase in average inventory of 1.1%.

The balance of rental income for the three months ended September 30, 1996 was $481 compared to $427 for the same period in 1995, an increase of $54, or 13%. The primary component of this net increase was an increase in damage protection plan income of $103, partially offset by a decrease in location income of $78 from the three-month period ended September 30,1995 to the same period in 1996. Damage protection plan income in 1995 included an adjustment for a retroactive refund to a lessee who canceled this coverage. The decrease in location income was due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations in the three-month period ended September 30, 1996, which was largely driven by decreased demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased by $423, or 75%, from the three-month period ended September 30, 1995, to the same period in 1996. The primary components of this increase were costs incurred for storage which increased by $231 between periods mainly due to the decline in utilization. Additionally, expenses under the damage protection plan increased by $237 due to an increase in the number of units requiring repair under the plan.

Bad debt expense decreased by $131 from the three-month period ended September 30, 1995 to the same period in 1996 due to lower overall reserve requirements for the three-month period ended September 30, 1995.

Depreciation expense decreased by $16 from the three-month period ended September 30, 1995 to the equivalent period in 1996.

Management fees to affiliates were lower by $65 in the three months ended September 30, 1996 than in the same period in 1995. This decrease was due to the decline in rental income between periods.

General and administrative costs to affiliates decreased by $131, or 29%, from the three-month period ended September 30, 1995 to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income provided for $120 in additional income for the three-month period ended September 30, 1996, representing a decrease of $116 or 49%. The decrease was attributable to a decline in gains from sales of Equipment.

Net earnings per limited partnership unit decreased from $0.45 for the three-month period ended September 30, 1995 to $0.29 for the three-month period ended September 30, 1996 for the reasons noted above.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the

Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1996 which would result in such risk materializing.

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


                                  TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                  (A California Limited Partnership)

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner



                                  By /s/John R. Rhodes
                                     ------------------------
                                     John R. Rhodes
                                     Executive Vice President


Date:  November 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                 Title                                Date
/s/James E. Hoelter    President (Principal Executive    November 14, 1996
--------------------   Officer) and Director
James E. Hoelter


/s/John R. Rhodes      Executive Vice President,         November 14, 1996
--------------------   (Principal Financial and
John R. Rhodes         Accounting Officer),
                       Secretary and Treasurer