Form 10-Q
period 1997-03-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1997-05-13
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund IV, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

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


                  For the quarterly period ended March 31, 1997


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

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1997

                                TABLE OF CONTENTS



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996.................................    3


          Statements of Earnings for the three months ended
          March 31, 1997 and 1996 (unaudited)...............................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 1997 and 1996 (unaudited).........................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996 (unaudited).........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition and
          and Results of Operations.........................................................................   12



                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California limited partnership)

                                 Balance Sheets

                      March 31, 1997 and Decemeber 31, 1996
                             (Amounts in thousands)

                                                                                1997                    1996
                                                                          -----------------       -----------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $30,828 (1996:  $29,128)                             $           94,413                  95,626
Cash                                                                                   688                   2,694
Accounts receivable, net of allowance
   for doubtful accounts of $1,344 (1996:  $1,391)                                   5,518                   5,647
Due from affiliates (note 5)                                                           366                       -
Organization costs, net of accumulated
   amortization of $232 (1996:  $220)                                                    4                      16
Prepaid expenses                                                                        34                      46
                                                                          -----------------       -----------------

                                                                        $          101,023                 104,029
                                                                          =================       =================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                     $              612                     629
   Accrued liabilities                                                                  15                       -
   Accrued damage protection plan costs (note 2)                                       426                     520
   Warranty claims (note 3)                                                            583                     599
   Due to affiliates (note 5)                                                            -                     815
   Deferred quarterly distribution                                                     198                     199
   Equipment purchases payable                                                         195                     361
                                                                          -----------------       -----------------

      Total liabilities                                                              2,029                   3,123
                                                                          -----------------       -----------------

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 98,994                 100,906
                                                                          -----------------       -----------------

      Total partners' capital                                                       98,994                 100,906
                                                                          -----------------       -----------------

Commitments (note 8)
                                                                        $          101,023                 104,029
                                                                          =================       =================

See accompanying notes to financial statements

                 TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                    (a California limited partnership)

                          Statements of Earnings

         For the  three  months  ended  March  31,  1997 and 1996
     (Dollar amounts in thousands except for unit and per unit amounts)
                              (unaudited)

                                                                      1997                1996
                                                                  --------------     ---------------

Rental Income                                                  $          5,173               6,355
                                                                  --------------     ---------------

Costs and expenses:
   Direct container expenses                                                992                 981
   Bad debt expense                                                           5                   6
   Depreciation and amortization                                          1,874               1,892
   Professional fees                                                          8                  10
   Management fees to affiliates (note 5)                                   495                 591
   General and administrative costs to affiliates (note 5)                  359                 404
   Other general and administrative costs                                    56                  63
                                                                  --------------     ---------------

                                                                          3,789               3,947
                                                                  --------------     ---------------

   Income from operations                                                 1,384               2,408
                                                                  --------------     ---------------

Other income:
   Interest income                                                           24                  29
   Gain on sale of equipment                                                 61                 112
                                                                  --------------     ---------------

                                                                             85                 141
                                                                  --------------     ---------------

   Net earnings                                                $          1,469               2,549
                                                                  ==============     ===============

Allocation of net earnings (note 5):
   General partners                                            $             34                  38
   Limited partners                                                       1,435               2,511
                                                                  --------------     ---------------

                                                               $          1,469               2,549
                                                                  ==============     ===============
Limited partners' per unit share
   of net earnings                                             $           0.21                0.37
                                                                  ==============     ===============

Limited partners' per unit share
   of distributions                                            $           0.48                0.52
                                                                  ==============     ===============

Weighted average number of limited
   partnership units outstanding                                      6,827,168           6,837,810
                                                                  ==============     ===============

See accompanying notes to financial statements

                         TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                           (a California limited partnership)

                              Statements of Partners' Capital

                    For the three months ended March 31, 1997 and 1996
                                  (Amounts in thousands)
                                       (unaudited)

                                                                            Partners' Capital
                                                          ------------------------------------------------------
                                                            General            Limited              Total
                                                          ------------     ----------------    -----------------

Balances at January 1, 1996                             $           -              106,926              106,926

Distributions                                                    (38)              (3,589)              (3,627)

Redemptions (note 7)                                                -                 (32)                 (32)

Net earnings                                                       38                2,511                2,549
                                                          ------------     ----------------    -----------------

Balances at March 31, 1996                              $           -              105,816              105,816
                                                          ============     ================    =================

Balances at January 1, 1997                             $           -              100,906              100,906

Distributions                                                     (34)             (3,243)              (3,277)

Redemptions (note 7)                                                -                (104)                (104)

Net earnings                                                       34                1,435                1,469
                                                          ------------     ----------------    -----------------

Balances at March 31, 1997                              $           -               98,994               98,994
                                                          ============     ================    =================


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                         1997              1996
                                                                                    ----------------  ----------------

Cash flows from operating activities:
   Net earnings                                                                   $           1,469             2,549
   Adjustments  to  reconcile  net  earnings to net cash  provided by  operating activities:
        Depreciation                                                                          1,862             1,880
        Decrease in allowance for doubtful accounts                                            (47)              (76)
         Amortization of organization costs                                                      12                12
         Gain on sale of equipment                                                             (61)             (112)
         Changes in assets and liabilities:
            Decrease in accounts receivable                                                     176               641
            Decrease in due to affiliates, net                                              (1,155)           (1,072)
            (Decrease) increase in accounts payable and accrued liabilities                     (2)               145
            (Decrease) increase in accrued damage protection plan costs                        (94)                25
            Decrease in warranty claims                                                        (16)               (3)
            Decrease in prepaid expenses                                                         12                15
                                                                                    ----------------  ----------------

               Net cash provided by operating activities                                      2,156             4,004
                                                                                    ----------------  ----------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                              326               439
   Equipment purchases                                                                      (1,099)             (404)
                                                                                    ----------------  ----------------

              Net cash (used in) provided by investing activities                             (773)                35
                                                                                    ----------------  ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                  (104)              (32)
    Distributions to partners                                                               (3,285)           (3,608)
                                                                                    ----------------  ----------------

               Net cash used in financing activities                                        (3,389)           (3,640)
                                                                                    ----------------  ----------------

Net (decrease) increase in cash                                                             (2,006)               399

Cash at beginning of period                                                                   2,694             1,293
                                                                                    ----------------  ----------------

Cash at end of period                                                             $             688             1,692
                                                                                    ================  ================


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California limited partnership)

                      Statements Of Cash Flows--Continued

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received as of March 31, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                 Mar. 31       Dec. 31        Mar. 31         Dec. 31
                                                                    1997          1996           1996            1995
                                                            ------------    -----------    -----------    ------------

Equipment purchases included in:
     Due to affiliates..............................      $          31              5             37              53
     Equipment purchases payable....................                195            361          1,307             349

Distributions to partners included in:
     Due to affiliates..............................                 11             18            136             115
     Deferred quarterly distribution................                198            199            232             234

Proceeds from sale of Equipment included in:
     Accounts receivable............................                  -              -              2               2
     Due from affiliates............................                406            361            274             360

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                                              1997               1996
                                                                                              ----               ----

Equipment purchases recorded......................................................       $     959              1,346
Equipment purchases paid..........................................................           1,099                404

Distributions to partners declared................................................           3,277              3,627
Distributions to partners paid....................................................           3,285              3,608

Proceeds from sale of Equipment recorded..........................................             371                353
Proceeds from sale of Equipment received..........................................             326                439


See accompanying notes to financial statements

                      TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                        (a California limited partnership)

                          Notes To Financial Statements

                                 March 31, 1997
         (Dollar amounts in thousands except for unit and per unit amounts)
                                   (Unaudited)

Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership) is a California Limited Partnership formed in 1991. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 1997 and 1996, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying Notes included in the Partnership's annual audited financial statements as of December 31, 1996.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At March 31, 1997 and December 31, 1996, this reserve was equal to $426 and $520, respectively.

Note 3.   Warranty Claims

      During 1996 and 1995, the Partnership settled warranty claims against two equipment manufacturers. The Partnership is amortizing the settlement amount over the remaining estimated useful life of the Equipment (ten years), reducing maintenance and repair costs over that time. At March 31, 1997 and December 31, 1996, the unamortized portion of the settlement amount was $583 and $599, respectively.

Note 4.   Acquisition of Equipment

      During  the  three-month  periods  ended  March  31,  1997 and  1996,  the
      Partnership   purchased   Equipment  with  a  cost  of  $959  and  $1,346,
      respectively.

Note 5.   Transactions with Affiliates

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

      In accordance with the Partnership Agreement, and subject to the special allocations described therein, net earnings or losses, and partnership distributions are generally allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized equipment acquisition fees totaling $54 and $19 as a component of Equipment costs during the three-month periods ended March 31, 1997 and 1996, respectively. The Partnership incurred $137 and $151 of incentive management fees during the three-month periods ended March 31, 1997 and 1996, respectively. No equipment liquidation fees were incurred during either period.

      The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at March 31, 1997 and December 31, 1996.

      Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the three-month periods ended March 31, 1997 and 1996, these fees totaled $358 and $440, respectively. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

      Certain  indirect  general  and  administrative  costs  such as  salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. During the three-month periods ended March 31, 1997 and 1996, costs allocated to the Partnership for salaries were $184 and $197, respectively and other general and administrative costs were $175 and $207, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $316 and $330, for the three-month periods ended March 31, 1997 and 1996.

      TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $43 and $74 of these indirect costs to the Partnership during the three-month periods ended March 31, 1997 and 1996.

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

      At March 31, 1997 and December 31, 1996, due from and to affiliates are comprised of:

                                                                                       1997            1996
                                                                                       ----            ----
                    Due from affiliates:
                             Due from TEM...................................     $      693               -
                                                                                        ===             ===

                    Due to affiliates:
                             Due to TFS.....................................     $      278              50
                             Due to TGH.....................................              1               -
                             Due to TAS.....................................             29               5
                             Due to TCC.....................................             19              36
                             Due to TEM.....................................              -             723
                             Due to TL......................................              -               1
                                                                                        ---             ---
                                                                                 $      327             815
                                                                                        ===             ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the three-month period ended March 31, 1997 or 1996.

Note 6.   Rentals Under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1997:

         Year ending March 31:

         1998.............................................          $   967
         1999.............................................              102
         2000.............................................                8
                                                                    -------

         Total minimum future rentals receivable..........          $ 1,077
                                                                    =======

Note 7.   Redemptions

      The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1997:

                                                           Units                 Average
                                                          Redeemed           Redemption Price            Amount Paid
                                                          --------           ----------------            -----------
          Balance at December 31, 1996..............        10,715                $15.49                      $  166

          Quarter ended:
             March 31, 1997.........................         8,020                $13.03                         104
                                                            ------                                              ----

          Partnership to date.......................        18,735                $14.43                      $  270
                                                            ======                                              ====


      The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

Note 8. Commitments

      At March 31, 1997, the Partnership has committed to purchase 350 new containers at an approximate total purchase price of $662 which includes acquisition fees of $32. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From April 30, 1992 until April 30, 1994 the Partnership was involved in the offering of limited partnership interests to the public. On April 30, 1994, the Partnership had received a total subscription amount of $136,918.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 8,020 units for a total dollar amount of $104 during the three-month period ended March 31, 1997.

The Partnership invests working capital and cash flows from operations in short-term, highly liquid investments prior to distribution or reinvestment in additional Equipment. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At March 31, 1997, the Partnership's cash of $688 was invested in a market-rate account.

During the three-month period ended March 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December
1996 through February 1997, in the amount of $3,243. These distributions represent a return of 9.5% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $1,808 of these distributions was a return of capital and the balance was from net earnings. On a cash basis $1,087 of these distributions was from operations and the balance was from reserves.

At March 31, 1997, the Partnership had committed to purchase 350 new containers at an approximate total purchase price of $662, which includes acquisition fees of $32. At March 31, 1997, the Partnership had sufficient cash on hand to meet these commitments. In the event that Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will retain the Equipment for its own account.

For the three-month period ended March 31, 1997, the Partnership had net cash provided by operating activities of $2,156, compared with $4,004 for the same period in 1996. This decrease was primarily attributable to a decreases in net earnings and due to affiliates, net of $1,080 and $1,155, respectively. The 42% decrease in net earnings from the three months ended March 31, 1996 to the same period in 1997, was primarily due to a decrease in rental revenues of $1,182, or 19%. The decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". Due to affiliates, net, decreased due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues.

As explained below under "Results of Operations", demand for leased containers has declined, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the three-month period ended March 31, 1997 was $773 compared to net cash provided by investing activities of $35 for the same period in 1996.
This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more Equipment in 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, were directly related to the size of the Equipment fleet (inventory) during the three-month periods ended March 31, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                                               1997        1996
                                                               ----        ----
                   Opening inventory.......................   35,931      36,297
                   Closing inventory.......................   36,079      36,373
                   Average.................................   36,005      36,335

The decline in the average container fleet from the three-months ended March 31, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although, sales proceeds were used to purchase new Equipment, fewer units were bought than sold.

Rental income and direct container expenses are also affected by lease utilization percentages for the Equipment, which were 77% and 86% on average during the three-month period ended March 31, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which have declined.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1997 and 1996.

The Partnership's income from operations for the three-month period ended March 31, 1997 was $1,384 on gross rental income of $5,173, compared to $2,408 on gross rental income for $6,355 for the same period in 1996. The largest component of total rental income is income from container rentals, which decreased by $993 or 17%, from 1996 to 1997. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization decreased by 10%, average daily rental rates decreased by 5% and average inventory decreased 1%.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. For the near term, the General Partners do not foresee any changes in current market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan
(DPP). For the three-month period ended March 31, 1997, the total of these other revenue items was $419, a decrease of $189 compared to the equivalent period in 1996. The primary components of this net decrease were decreases in location income and DPP of $128 and $68, respectively. This decline in location income is mainly due to lower demand, which drove drop-off charges to lessees down and increased credits given to lessees for picking up units from less desirable locations. DPP revenue declined due to the decrease in return fees as a result of fewer units being turned in during the period ended March 31, 1997 as compared to the equivalent period in 1996.

Direct operating expenses, excluding bad debt expense, increased by $11, or 1%, from the three-month period ended March 31, 1996, to the same period in 1997. The primary component of this increase was an increase in storage expense which increased by $218, offset by a decrease in DPP expense of $152 between periods. The increase in storage expense was primarily due to the decline in utilization. The decrease in DPP expense was primarily due to a decrease in the average number of units requiring repairs from March 31, 1996 to the same period in 1997, coupled with a slight decrease in the average repair costs per unit between the two periods.

Bad debt expense decreased from $6 in the three-month period ended March 31, 1996 to $5 in the same period of 1997.

Depreciation and amortization expense decreased by $18, or 1%, from the three-month period ended March 31, 1996 to the same period in 1997, reflecting the decrease in the Partnership's average fleet size between periods.

Management fees decreased by $96 or 16%, from the three months ended March 31, 1997 to the equivalent period in 1997 due to a decrease in equipment and incentive management fees. Equipment management fees, which are based primarily of gross revenue, decreased $81 or 18% due to the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased $15 or 10% primarily due to a decrease in the distribution rate from 10.5% in the three-month period ended March 31, 1996 to 9.5% for the equivalent period in 1997.

General and administrative costs to affiliates decreased by 11%, or $45, from the three-month period ended March 31, 1996 to the same period in 1997, primarily due to a decline in overhead costs allocated from TEM and TFS during these periods.

Other income provided $85 of additional income for the three-month period ended March 31, 1997, representing a decrease of $56, or 40% over the equivalent period in 1996. The decrease was attributable to a $51 decline in gain from sales of Equipment and a $5 decrease in interest income.

Net earnings per limited partnership unit decreased from $0.37 for the three-month period ended March 31, 1996 to $0.21 for the three-month period ended March 31, 1997, reflecting the decrease in net earnings from $2,549 for the three-month period ended March 31, 1996 to $1,469 for the same period in 1997.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1997 which would result in such risk materializing.

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


Date:  May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date




________________________                 Executive Vice President,                      May 13, 1997
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary


________________________                 President (Principal Executive                 May 13, 1997
James E. Hoelter                         Officer) and Director

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


Date:  May 13, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/John R. Rhodes                        Executive Vice President,                      May 13, 1997
-------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/James E. Hoelter                      President (Principal Executive                 May 13, 1997
-----------------------                  Officer) and Director
James E. Hoelter