Form 10-Q
period 1997-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1997-08-14
CIK 882288

.


                  TEXTAINER FINANCIAL SERVICES CORPORATION
                      650 California Street, 16th Floor
                           San Francisco, CA 94108


August 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

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


                 For the quarterly period ended June 30, 1997


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

                    Quarterly Report on Form 10Q for the
                        Quarter Ended June 30, 1997

                             TABLE OF CONTENTS



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996.....................................3

          Statements of Earnings for the six and three months
          ended June 30, 1997 and 1996 (unaudited).............................................................4


          Statements of Partners' Capital for the six months
          ended June 30, 1997 and 1996 (unaudited).............................................................5


          Statements of Cash Flows for the six months
          ended June 30, 1997 and 1996 (unaudited).............................................................6


          Notes to Financial Statements (unaudited)............................................................8


Item 2.   Management's Discussion and Analysis of Financial Condition and
          and Results of Operations............................................................................12





                       TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                         (a California Limited Partnership)

                                   Balance Sheets

                         June 30, 1997 and December 31, 1996
                                (Amounts in thousands)

                                                                                1997                    1996
                                                                          -----------------       -----------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $32,547 (1996:  $29,128)                             $           93,388                  95,626
Cash                                                                                   362                   2,694
Accounts receivable, net of allowance
   for doubtful accounts of $1,454 (1996:  $1,391)                                   5,418                   5,647
Due from affiliates (note 5)                                                           117                       -
Organization costs, net of accumulated
   amortization of $236 (1996:  $220)                                                    -                      16
Prepaid expenses                                                                        21                      46
                                                                          -----------------       -----------------

                                                                        $           99,306                 104,029
                                                                          =================       =================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                     $              768                     629
   Accrued liabilities                                                                 168                       -
   Accrued damage protection plan costs (note 2)                                       392                     520
   Warranty claims (note 3)                                                            568                     599
   Due to affiliates (note 5)                                                           95                     815
   Deferred quarterly distribution                                                     198                     199
   Equipment purchases payable                                                         274                     361
                                                                          -----------------       -----------------
      Total liabilities                                                              2,463                   3,123
                                                                          -----------------       -----------------

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 96,843                 100,906
                                                                          -----------------       -----------------
      Total partners' capital                                                       96,843                 100,906
                                                                          -----------------       -----------------
Commitments (note 8)
                                                                        $           99,306                 104,029
                                                                          =================       =================

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

             For the six and three months ended June 30, 1997 and 1996
        (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

                                                  Six months         Three months          Six months         Three months
                                                       Ended                Ended               Ended                Ended
                                               June 30, 1997        June 30, 1997       June 30, 1996        June 30, 1996
                                            -----------------   ------------------   -----------------  -------------------

Rental income                           $             10,339                 5,166             12,216                5,861
                                            -----------------   ------------------   -----------------  -------------------
Costs and expenses:
   Direct container expenses                           2,211                 1,219              2,000                1,019
   Bad debt expense                                      167                   162                115                  109
   Depreciation and amortization                       3,738                 1,864              3,806                1,913
   Professional fees                                      17                     9                 17                    8
   Management fees to affiliates (note 5)                989                   494              1,151                  560
   General and administrative costs
      to affiliates (note 5)                             707                   348                744                  340
   Other general and administrative costs                110                    54                164                  101
                                            -----------------   ------------------   -----------------  -------------------
                                                       7,939                 4,150              7,997                4,050
                                            -----------------   ------------------   -----------------  -------------------
   Income from operations                              2,400                 1,016              4,219                1,811
                                            -----------------   ------------------   -----------------  -------------------

Other income:
   Interest income                                        39                    15                 47                   18
   Gain on sale of equipment                             156                    95                161                   49
                                            -----------------   ------------------   -----------------  -------------------
                                                         195                   110                208                   67
                                            -----------------   ------------------   -----------------  -------------------
   Net earnings                         $              2,595                 1,126              4,427                1,878
                                            =================   ==================   =================  ===================

Allocation of net earnings (note 5):
   General partners                     $                 68                    34                 76                   38
   Limited partners                                    2,527                 1,092              4,351                1,840
                                            -----------------   ------------------   -----------------  -------------------
                                        $              2,595                 1,126              4,427                1,878
                                            =================   ==================   =================  ===================
Limited partners' per unit share
   of net earnings                      $               0.37                  0.16               0.64                 0.27
                                            =================   ==================   =================  ===================

Limited partners' per unit share
   of distributions                     $               0.95                  0.47               1.05                 0.53
                                            =================   ==================   =================  ===================

Weighted average number of limited
   partnership units outstanding                   6,827,168             6,827,168          6,834,810            6,837,810
                                            =================   ==================   =================  ===================

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)

                        Statements of Partners' Capital

                 For the six months ended June 30, 1997 and 1996
                            (Amounts in thousands)
                                 (unaudited)

                                                                            Partners' Capital
                                                          ------------------------------------------------------
                                                            General            Limited              Total
                                                          ------------     ----------------    -----------------

Balances at January 1, 1996                             $           -           106,926               106,926

Distributions                                                      (76)          (7,180)               (7,256)

Redemptions (note 7)                                                 -              (32)                  (32)

Net earnings                                                        76            4,351                 4,427
                                                          ------------     ----------------    -----------------
Balances at June 30, 1996                               $            -          104,065               104,065
                                                          ============     ================    =================

Balances at January 1, 1997                             $            -          100,906               100,906

Distributions                                                      (68)          (6,486)               (6,554)

Redemptions (note 7)                                                 -             (104)                 (104)

Net earnings                                                        68            2,527                 2,595
                                                          ------------     ----------------    -----------------
Balances at June 30, 1997                               $            -           96,843                96,843
                                                          ============     ================    =================


See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                     (a California Limited Partnership)

                          Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                            (Amounts in thousands)
                                   (unaudited)

                                                                                         1997              1996
                                                                                    ----------------  ----------------

Cash flows from operating activities:
   Net earnings                                                                   $          2,595             4,427
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                                                         3,722             3,782
        Increase in allowance for doubtful accounts                                             63                19
         Amortization of organization costs                                                     16                24
         Gain on sale of equipment                                                            (156)             (161)
         Changes in assets and liabilities:
            Decrease in accounts receivable                                                    169               673
            Decrease in due to affiliates, net                                                (878)           (1,338)
            Increase in accounts payable and accrued liabilities                               307                92
            (Decrease) increase in accrued damage protection plan costs                       (128)               11
            Decrease in warranty claims                                                        (31)               (5)
            Decrease in prepaid expenses                                                        25                30
                                                                                    ----------------  ----------------
               Net cash provided by operating activities                                     5,704             7,554
                                                                                    ----------------  ----------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                             764               824
   Equipment purchases                                                                      (2,134)           (1,935)
                                                                                    ----------------  ----------------
              Net cash used in investing activities                                         (1,370)           (1,111)
                                                                                    ----------------  ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                  (104)              (32)
    Distributions to partners                                                               (6,562)           (7,186)
                                                                                    ----------------  ----------------
               Net cash used in financing activities                                        (6,666)           (7,218)
                                                                                    ----------------  ----------------

Net decrease in cash                                                                        (2,332)             (775)
Cash at beginning of period                                                                   2,694             1,293
                                                                                    ----------------  ----------------
Cash at end of period                                                             $            362               518
                                                                                    ================  ================


See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                      (a California Limited Partnership)

                     Statements Of Cash Flows--Continued

                For the six months ended June 30, 1997 and 1996
                           (Amounts in thousands)
                                 (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received as of June 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                 June 30       Dec. 31        June 30         Dec. 31
                                                                   1997           1996           1996            1995
                                                            ------------    -----------    -----------    ------------

Equipment purchases included in:
     Due to affiliates..............................      $          17              5            139              53
     Equipment purchases payable....................                274            361              -             349

Distributions to partners included in:
     Due to affiliates..............................                 11             18            187             115
     Deferred quarterly distribution................                198            199            232             234

Proceeds from sale of Equipment included in:
     Accounts receivable............................                  -              -              -               2
     Due from affiliates............................                325            361            249             360

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                                              1997               1996
                                                                                              ----               ----

Equipment purchases recorded......................................................      $    2,059              1,672
Equipment purchases paid..........................................................           2,134              1,935

Distributions to partners declared................................................           6,554              7,256
Distributions to partners paid....................................................           6,562              7,186

Proceeds from sale of Equipment recorded..........................................             728                711
Proceeds from sale of Equipment received..........................................             764                824


See accompanying notes to financial statements

                  TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                     (a California Limited Partnership)

                       Notes To Financial Statements

                              June 30, 1997
     (Dollar amounts in thousands except for unit and per unit amounts)
                                (Unaudited)

Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership) is a California Limited Partnership formed in 1991. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the six- and three-month periods ended June 30, 1997 and 1996, have been made.

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

      Certain reclassifications of prior year amounts have been made in order to conform with the 1997 financial statement presentation.

Note 2.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At June 30, 1997 and December 31, 1996, this reserve was equal to $392 and $520, respectively.

Note 3. Warranty Claims

      During 1996 and 1995, the Partnership settled warranty claims against two equipment manufacturers. The Partnership is amortizing the settlement amount over the remaining estimated useful life of the Equipment (ten years), reducing maintenance and repair costs over that time. At June 30, 1997 and December 31, 1996, the unamortized portion of the settlement amount was $568 and $599, respectively.

Note 4. Acquisition of Equipment

      During the six-month periods ended June 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $2,059 and $1,672, respectively.

Note 5.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited
      (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

      In accordance with the Partnership Agreement, and subject to the special allocations described therein, net earnings or losses and partnership distributions are generally allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized equipment acquisition fees totaling $102 and $98 as a component of Equipment costs during the six-month periods ended June 30, 1997 and 1996, respectively. The Partnership incurred $273 and $136 of incentive management fees during the six- and three-month periods ended June 30, 1997 and $302 and $151 of incentive management fees for the comparable periods in 1996. No equipment liquidation fees were incurred during either period.

      The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at June 30, 1997 and December 31, 1996.

      Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $716 and $358 for the six- and three-month periods ended June 30, 1997 and $849 and $409 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Costs allocated to the Partnership for salaries were $376 and $191 for the six- and three-month periods ended June 30, 1997 and $364 and $170 for the comparable periods in 1996. Other general and administrative costs were $331 and $157 for the six- and three-month periods ended June 30, 1997 and $380 and $170 for the comparable periods in 1996. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $614 and $298 for the six- and three-month periods ended June 30, 1997 and $655 and $325 for the comparable periods in 1996.

      TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated indirect costs of $93 and $50 to the Partnership for the six- and three-month periods ended June 30, 1997 and $89 and $15 for the comparable periods in 1996.

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

      At June 30, 1997 and December 31, 1996, due from and to affiliates are comprised of:

                                                                1997      1996
                                                                ----      ----
      Due from affiliates:
        Due from TEM...................................     $    117         -
                                                                 ===       ====

      Due to affiliates:
        Due to TFS.....................................     $     64        50
        Due to TAS.....................................           16         5
        Due to TCC.....................................           14        36
        Due to TEM.....................................            -       723
        Due to TL......................................            1         1
                                                                 ----     -----
                                                            $     95       815
                                                                  ===      ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the six- and three-month periods ended June 30, 1997 or 1996.

Note 6.   Rentals Under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1997:

      Year ending June 30:

      1998.............................................       $    1,458
      1999.............................................               53
      2000.............................................                7
                                                              -----------
      Total minimum future rentals receivable..........        $   1,518
                                                                =========

Note 7.   Redemptions

      The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1997:

                                                           Units                 Average
                                                          Redeemed           Redemption Price            Amount Paid

      Balance at December 31, 1996                          10,715                $15.49                     $  166

      Quarter ended:
        March 31, 1997....................                   8,020                $13.03                        104
        June 30, 1997.....................                       -                     -                          -
                                                         -----------                                          ------
        Partnership to date...............                  18,735                $14.43                     $  270
                                                            ======                                             ====


      The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.


Note 8. Commitments

      At June 30, 1997, the Partnership has committed to purchase 100 new containers at an approximate total purchase price of $192 which includes acquisition fees of $9. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three-month periods ended June 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From April 30, 1992 until April 30, 1994 the Partnership was involved in the offering of limited partnership interests to the public. On April 30, 1994, the Partnership had received a total subscription amount of $136,918.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 8,020 units for a total dollar amount of $104 during the six-month period ended June 30, 1997. The partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flows from operations in short-term, highly liquid investments prior to distribution or reinvestment in additional Equipment. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At June 30, 1997, the Partnership's cash of $362 was invested in a market-rate account.

During the six-month period ended June 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through May 1997, in the amount of $6,486. These distributions represent a return of 9.5% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $3,959 of these distributions was a return of capital and the balance was from net earnings. On a cash basis $5,600 of these distributions was from operations and the balance was from reserves.

At June 30, 1997, the Partnership had committed to purchase 100 new containers at an approximate total purchase price of $192 which includes acquisition fees of $9. At June 30, 1997 the Partnership had sufficient cash on hand to meet these commitments. In the event that the Partnership decides not to purchase the Equipment, one of the General Partners of an affiliate of the General Partners will acquire the Equipment for its own account.

For the six-month period ended June 30, 1997, the Partnership had net cash provided by operating activities of $5,704, compared with $7,554 for the same period in 1996. This decrease was primarily attributable to decreases in net earnings of $1,832 and accounts receivable of $169 offset by an decrease in due to affiliates of $878. The 41% decrease in net earnings from the six- month period ended June 30, 1996 to the same period in 1997, was primarily due to a decrease in rental revenues of $1,877, or 15%. The decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". Accounts receivable from operations decreased primarily due to the decrease in rental income. Due to affiliates, net, decreased due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. As explained below under "Results of Operations", demand for leased containers has declined compared to the prior period, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the six-month period ended June 30, 1997 was $1,370 and $1,111 for the same period in 1996. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more Equipment in 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, were directly related to the size of the Equipment fleet (inventory) during the six-month periods ended June 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                                               1997        1996

                   Opening inventory.......................   35,931      36,297
                   Closing inventory.......................   36,345      36,188
                   Average.................................   36,138      36,243

The decline in the average container fleet from the six-months ended June 30, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although, sales proceeds were used to purchase new Equipment, fewer units were bought than sold.

Rental income and direct container expenses are also affected by lease utilization percentages for the Equipment, which were 77% and 85% on average during the six-month period ended June 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which have declined.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the six-month period ended June 30, 1997 was $2,400 on gross rental income of $10,339, compared to $4,219 on gross rental income for $12,216 for the same period in 1996. The largest component of total rental income is income from container rentals, which decreased $1,758 or 16%, from 1996 to 1997. As noted above, income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization decreased 9%, and average daily rental rates decreased 6%, while average inventory decreased less than 1%.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into the first quarter of 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers.

During the second quarter of 1997, there was a slight improvement in market conditions as utilization improved and continues to improve into the third quarter of 1997. Despite the improving utilization, for the near term, the General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan (DPP). For the six-month period ended June 30, 1997, the total of these other revenue items was $893, a decrease of $119 compared to the equivalent period in 1996. The primary components of this net decrease were decreases in location income and DPP of $136 and $69, respectively. The decrease was offset by an increase in handling income of $80. The decline in location income is primarily due to lower demand, which increased credits given to lessees for picking up units from less desirable locations. DPP revenue decreased due to a decreased number of units participating in the plan. Increased container movement resulted in increased handling revenue for the six-months ending June 30, 1997 as compared to the same period in 1996.

Direct container expenses, excluding bad debt expense, increased by $211, or 11%, from the six-month period ended June 30, 1996, to the same period in 1997. The primary components of this increase were increases in storage expense of $379, and repositioning expense of $170, offset by a decrease in DPP expense of $281 between periods. The increase in storage expense was primarily due to the decline in utilization. Repositioning expense increased due a greater number of units being transported to higher demand locations during the six-month period ending June 30, 1997 than in the comparable period in 1996. The decrease in DPP expense was primarily due to a decrease in the average per unit repairs cost from June 30, 1996 to the same period in 1997.

Bad debt expense increased from $115 in the six-month period ended June 30, 1996 to $167 in the same period of 1997. This increase is due to an increase in reserve requirements for specific lessees.

Depreciation and amortization expense decreased by $68, or 2%, from the six-month period ended June 30, 1996 to the same period in 1997, reflecting the decrease in the Partnership's average fleet size between periods.

Management fees decreased by $162 or 14%, for the six-month period ended June 30, 1997 compared to the equivalent period in 1996 due to a decrease in equipment and incentive management fees. Equipment management fees, which are based primarily of gross revenue, decreased $132 or 16% due to the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased $29 or 10% primarily due to a decrease in the limited partners distribution percentage from 10.5% in the six-month period ended June 30, 1996 to 9.5% for the equivalent period in 1997.

General and administrative costs to affiliates decreased by 5%, or $37, from the six-month period ended June 30, 1996 to the same period in 1997, due to a decline in overhead costs allocated from TEM and TFS during these periods.

Other income provided $195 of additional income for the six-month period ended June 30, 1997, representing a decrease of $13, or 6% from the equivalent period in 1996.

Net earnings per limited partnership unit decreased to $0.37 for the six-month period ended June 30, 1997 from $0.64 for the six-month period ended June 30, 1996, reflecting the decrease in net earnings from $4,351 for the six-month period ended June 30, 1996 to $2,527 for the same period in 1997.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the three-month period ended June 30, 1997 was $1,016 on gross rental income of $5,166, compared to $1,811 on gross rental income for $5,861 for the same period in 1996. The largest component of total rental income is income from container rentals, which decreased by $759 or 14%, from 1996 to 1997. This decline was due to a decrease in average utilization of 8% and a decrease in average daily rental rates of 6%.

The balance of rental income for the three-month period ended June 30, 1997 was $475, an increase of $64 compared to the equivalent period in 1996. The primary component of this increase was an increase in handling income of $68. Increased container movement resulted in increased handling revenue for the three-months ending June 30, 1997 as compared to the same period in 1996.

Direct container expenses, excluding bad debt expense, increased by $200, or 20%, from the three-month period ended June 30, 1996, to the same period in 1997. The primary components of this increase were increases in storage and repositioning expenses, which increased due to lower utilization and an increase in the number of units transported to higher demand locations.

Bad debt expense increased from $109 in the three-month period ended June 30, 1996 to $162 in the same period of 1997. This increase is due to an increase in reserve requirements for specific lessees.

Depreciation and amortization expense decreased by $49, or 3%, from the three-month period ended June 30, 1996 to the same period in 1997.

Management fees decreased by $66 or 12%, for the three-month periods ended June 30, 1997 from the equivalent period in 1996 due to a decrease in equipment and incentive management fees. Equipment management fees decreased due to the decrease in rental income and incentive management fees decreased primarily due to a decrease in the limited partners distribution percentage.

General and administrative costs to affiliates increased by 2%, or $8, from the three-month period ended June 30, 1996 to the same period in 1997, due to an increase in overhead costs allocated from TFS during these periods.

Other income provided $110 of additional income for the three-month period ended June 30, 1997 over the equivalent period in 1996. This represents an increase of $43, or 64%,that was primarily due to a $46 increase in gain from sales of Equipment.

Net earnings per limited partnership unit decreased from $0.27 for the three-month period ended June 30, 1996 to $0.16 for the three-month period ended June 30, 1997. This decrease reflects the delcline in net earnings from $1,840 for the three-month period ended June 30, 1996 to $1,092 for the same period in 1997.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1997 which would result in such risk materializing.

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


Date:  August 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date




________________________                 Executive Vice President,                      August 14, 1997
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary


________________________                 President (Principal Executive                 August 14, 1997
James E. Hoelter                         Officer) and Director


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


Date:  August 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/John R. Rhodes                        Executive Vice President,                      August 14, 1997
-------------------------
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary

/s/James E. Hoelter                      President (Principal Executive                 August 14, 1997
-----------------------
James E. Hoelter                         Officer) and Director
