Form 10-Q
period 1997-09-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1997-11-13
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

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


                For the quarterly period ended September 30, 1997


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

                      Quarterly Report on Form 10Q for the
                        Quarter Ended September 30, 1997

                                TABLE OF CONTENTS


                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996................................  3


          Statements of Earnings for the nine and three months
          ended September 30, 1997 and 1996 (unaudited)........................................................  4


          Statements of Partners' Capital for the nine months
          ended September 30, 1997 and 1996 (unaudited)........................................................  5


          Statements of Cash Flows for the nine months
          ended September 30, 1997 and 1996 (unaudited)........................................................  6


          Notes to Financial Statements (unaudited)............................................................  8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................................ 12


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable





                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                    September 30, 1997 and December 31, 1996
                             (Amounts in thousands)

                                                                                1997                    1996
                                                                          -----------------       -----------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $34,300 (1996:  $29,128)                                        $91,481                 $95,626
Cash                                                                                   862                   2,694
Accounts receivable, net of allowance
   for doubtful accounts of $1,426 (1996:  $1,391)                                   5,113                   5,647
Organization costs, net of accumulated
   amortization of $236 (1996:  $220)                                                    -                      16
Prepaid expenses                                                                         9                      46
                                                                          -----------------       -----------------
                                                                                   $97,465                $104,029
                                                                          =================       =================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                                   $719                    $544
   Accrued liabilities                                                                  64                       -
   Accrued recovery costs (note 2)                                                     128                      85
   Accrued damage protection plan costs (note 3)                                       391                     520
   Warranty claims (note 4)                                                            552                     599
   Due to affiliates (note 6)                                                          248                     815
   Deferred quarterly distribution                                                     200                     199
   Equipment purchases payable                                                         205                     361
                                                                          -----------------       -----------------
      Total liabilities                                                              2,507                   3,123
                                                                          -----------------       -----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                 94,958                 100,906
                                                                          -----------------       -----------------
      Total partners' capital                                                       94,958                 100,906
                                                                          -----------------       -----------------
                                                                                   $97,465                $104,029
                                                                          =================       =================

See accompanying notes to financial statements




                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

                  For the nine and three months ended September
                 30, 1997 and 1996 (Dollar amounts in thousands
                      except for unit and per unit amounts)
                                   (unaudited)

                                                       Three months         Three months           Nine months          Nine months
                                                              Ended                Ended                 Ended                Ended
                                                     Sept. 30, 1997       Sept. 30, 1996        Sept. 30, 1997       Sept. 30, 1996
                                                --------------------  -------------------   -------------------  -------------------
Rental income                                                $5,340               $5,810               $15,679              $18,026
                                                --------------------  -------------------   -------------------  -------------------

Costs and expenses:
   Direct container expenses                                 1,231                  985                 3,442                2,985
   Bad debt (benefit) expense                                  (14)                  81                   153                  196
   Depreciation and amortization                             1,888                1,892                 5,626                5,698
   Professional fees                                             9                    7                    26                   24
   Management fees to affiliates (note 6)                      510                  556                 1,499                1,707
   General and administrative costs to affiliates (note 6)     296                  315                 1,003                1,059
   Other general and administrative costs                       55                   64                   165                  228
                                                --------------------  -------------------   -------------------  -------------------
                                                             3,975                3,900                11,914               11,897
                                                --------------------  -------------------   -------------------  -------------------
   Income from operations                                    1,365                1,910                 3,765                6,129
                                                --------------------  -------------------   -------------------  -------------------

Other income:
   Interest income                                              16                   14                    55                   61
   Gain on sale of equipment                                    11                  106                   167                  267
                                                --------------------  -------------------   -------------------  -------------------
                                                                27                  120                   222                  328
                                                --------------------  -------------------   -------------------  -------------------
   Net earnings                                             $1,392               $2,030                $3,987               $6,457
                                                ====================  ===================   ===================  ===================

Allocation of net earnings (note 6):
   General partners                                            $34                  $37                  $102                 $113
   Limited partners                                          1,358                1,993                 3,885                6,344
                                                --------------------  -------------------   -------------------  -------------------
                                                            $1,392               $2,030                $3,987               $6,457
                                                ====================  ===================   ===================  ===================
Limited partners' per unit share
   of net earnings                                           $0.20                $0.29                 $0.57                $0.93
                                                ====================  ===================   ===================  ===================
Limited partners' per unit share
   of distributions                                          $0.48                $0.53                 $1.43                $1.58
                                                ====================  ===================   ===================  ===================
Weighted average number of limited
   partnership units outstanding                         6,827,168            6,835,188             6,827,168            6,837,460
                                                ====================  ===================   ===================  ===================

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                         Partners' Capital
                                                                   ---------------------------------------------------------------
                                                                      General               Limited                  Total
                                                                   --------------     --------------------    --------------------

Balances at January 1, 1996                                                   $0                 $106,926                $106,926

Distributions                                                               (113)                 (10,769)                (10,882)

Redemptions (note 8)                                                           -                      (71)                    (71)

Net earnings                                                                 113                    6,344                   6,457
                                                                   --------------     --------------------    --------------------
Balances at September 30, 1996                                                $0                 $102,430                $102,430
                                                                   ==============     ====================    ====================

Balances at January 1, 1997                                                   $0                 $100,906                $100,906

Distributions                                                               (102)                  (9,729)                 (9,831)

Redemptions (note 8)                                                           -                     (104)                   (104)

Net earnings                                                                 102                    3,885                   3,987
                                                                   --------------     --------------------    --------------------
Balances at September 30, 1997                                                $0                  $94,958                 $94,958
                                                                   ==============     ====================    ====================


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                      1997              1996
                                                                                 ----------------  ----------------

Cash flows from operating activities:
   Net earnings                                                                           $3,987            $6,457
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                                                       5,610             5,663
        Increase in allowance for doubtful accounts                                           35                87
         Amortization of organization costs                                                   16                35
         Gain on sale of equipment                                                          (167)             (267)
         Changes in assets and liabilities:
            Decrease in accounts receivable                                                  502               837
            Decrease in due to affiliates                                                   (659)           (1,218)
            Increase in accounts payable and accrued liabilities                             239                72
            Increase in accrued recovery costs                                                43                62
            Decrease in accrued damage protection plan costs                                (129)              (13)
            Decrease in warranty claims                                                      (47)               (7)
             Decrease in prepaid expenses                                                     37                46
                                                                                 ----------------  ----------------
              Net cash provided by operating activities                                    9,467            11,754
                                                                                 ----------------  ----------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                         1,091             1,188
   Equipment purchases                                                                    (2,449)           (2,083)
                                                                                 ----------------  ----------------
              Net cash used in investing activities                                       (1,358)             (895)
                                                                                 ----------------  ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                (104)              (71)
    Distributions to partners                                                             (9,837)          (10,984)
                                                                                 ----------------  ----------------
               Net cash used in financing activities                                      (9,941)          (11,055)
                                                                                 ----------------  ----------------

Net decrease in cash                                                                      (1,832)             (196)

Cash at beginning of period                                                                2,694             1,293
                                                                                 ----------------  ----------------
Cash at end of period                                                                       $862            $1,097
                                                                                 ================  ================


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)


                       Statements Of Cash Flows--Continued

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received as of September 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                Sept. 30       Dec. 31       Sept. 30         Dec. 31
                                                                   1997           1996           1996            1995
                                                            ------------    -----------    -----------    ------------
Equipment purchases included in:
     Due to affiliates..............................         $        3       $      5        $     9        $     53
     Equipment purchases payable....................                205            361              -             349

Distributions to partners included in:
     Due to affiliates..............................                 11             18             24             115
     Deferred quarterly distribution................                200            199            223             234

Proceeds from sale of Equipment included in:
     Accounts receivable............................                  -              -              -               2
     Due from affiliates............................                260            361            245             360

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                                              1997               1996
                                                                                              ----               ----

Equipment purchases recorded......................................................      $    2,291         $    1,690
Equipment purchases paid..........................................................           2,449              2,083

Distributions to partners declared................................................           9,831             10,882
Distributions to partners paid....................................................           9,837             10,984

Proceeds from sale of Equipment recorded..........................................             990              1,071
Proceeds from sale of Equipment received..........................................           1,091              1,188


See accompanying notes to financial statements





                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                       (a California Limited Partnership)

                          Notes To Financial Statements

                               September 30, 1997
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (Unaudited)

Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership) is a California Limited Partnership formed in 1991. The Partnership owns and leases a fleet of intermodal marine cargo containers (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the nine- and three-month periods ended September 30, 1997 and 1996, have been made.

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

Note 2.  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At September 30, 1997 and December 31, 1996, the amounts accrued were $128 and $85, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At September 30, 1997 and December 31, 1996, this reserve was equal to $391 and $520, respectively.

Note 4. Warranty Claims

      During 1996 and 1995, the Partnership settled warranty claims against two equipment manufacturers. The Partnership is amortizing the settlement amount over the remaining estimated useful life of the Equipment (ten years), reducing maintenance and repair costs over that time. At September 30, 1997 and December 31, 1996, the unamortized portion of the settlement amount was $552 and $599, respectively.

Note 5. Acquisition of Equipment

      During the nine-month periods ended September 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $2,291 and $1,690, respectively.

Note 6.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners manage and control the affairs of the Partnership. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited
      (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized equipment acquisition fees totaling $117 and $99 as a component of Equipment costs during the nine-month periods ended September 30, 1997 and 1996, respectively. The Partnership incurred $410 and $137 of incentive management fees during the nine- and three-month periods ended September 30, 1997 and $453 and $151 of incentive management fees for the comparable periods in 1996. No equipment liquidation fees were incurred during either period.

      The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due to affiliates at September 30, 1997 and December 31, 1996.

      Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $1,089 and $373 for the nine- and three-month periods ended September 30, 1997 and $1,254 and $405 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Total general and administrative costs allocated to the Partnership were $1,003 and $296 for the nine- and three-month periods ended September 30, 1997 of which $552 and $172, respectively, were for salaries. For the nine- and three-month periods ended September 30, 1996, total general and administrative costs allocated to the Partnership were $1,059 and $315, of which $546 and $184, respectively were for salaries.

      TEM allocates the general and administrative costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $881, $267, $932 and $277 for the nine- and three-month periods ended September 30, 1997 and 1996, respectively. TFS allocated $122, $29, $127 and $38 of general and administrative costs to the Partnership during the nine- and three-month periods ended September 30, 1997 and 1996, respectively.

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

      At September 30, 1997 and December 31, 1996, due to affiliates are comprised of:

                                                            1997           1996
                                                            ----           ----
      Due to affiliates:
        Due to TFS.....................................    $  52          $  50
        Due to TAS.....................................        1              5
        Due to TCC.....................................        8             36
        Due to TEM.....................................      186            723
        Due to TL......................................        1              1
                                                            ----           ----
                                                           $ 248          $ 815
                                                            ====           ====

      These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the nine- and three-month periods ended September 30, 1997 and 1996.

Note 7.   Rentals Under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases at September 30, 1997:

      Year ending September 30:

           1998.............................................       $    1,461
           1999.............................................              123
           2000.............................................                3
                                                                     ---------
           Total minimum future rentals receivable..........        $   1,587
                                                                     =========

Note 8.   Redemptions

      The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1997:

                                                           Units                 Average
                                                          Redeemed           Redemption Price        Amount Paid

            Balance at December 31, 1996                      10,715               $15.49                $  166

            Quarter ended:
                  March 31, 1997....................           8,020               $13.03                   104
                  June 30, 1997.....................               -                 -                        -
                  September 30, 1997................               -                 -                        -
                                                          -----------                                     ------


            Partnership to date.......................        18,735               $14.43                $  270
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From April 30, 1992 until April 30, 1994 the Partnership was involved in the offering of limited partnership interests to the public. On April 30, 1994, the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 8,020 units for a total dollar amount of $104 during the three-month period ended March 31, 1997. During the three-month periods ended June 30, and September 30, 1997, the Partnership did not redeem Partnership units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through August 1997, in the amount of $9,729. These distributions represent a return of 9.5% of original capital (measured on an annualized basis) on each unit. On a GAAP basis, $5,844 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $9,467 of these distributions was from operations and the balance was from reserves.

For the nine-month periods ended September 30, 1997 and 1996, the Partnership had net cash provided by operating activities of $9,467 and $11,754, respectively. This decrease in net cash provided by operating activities was primarily attributable to decreases in net earnings and accounts receivable of $2,470 and $502, respectively, offset by the decrease in due to affiliates of $659. Accounts receivable from operations decreased primarily due to the decrease in rental income. Due to affiliates decreased due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The 38% decrease in net earnings from the nine-month period ended September 30, 1996 compared to the equivalent period in 1997, was primarily due to a decrease in rental revenues of $2,347, or 13%. The decrease in rental revenues between periods was due to a decline in utilization and rental rates. These decreases are discussed more fully below under "Results of Operations". As explained below under "Results of Operations", demand for leased containers has declined compared to the prior period, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the nine-month periods ended September 30, 1997 and 1996 was $1,358 and $895, respectively. The increase in net cash used in investing activities is primarily due to the fact that, on a cash basis, the Partnership purchased more Equipment in 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has Equipment that was purchased used in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional units of Equipment purchased may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, were directly related to the size of the Equipment fleet (inventory) during the nine-month periods ended September 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1997        1996
                                                               ----        ----

                   Opening inventory.......................   35,931      36,297
                   Closing inventory.......................   36,321      35,998
                   Average.................................   36,126      36,148

Rental income and direct container expenses are also affected by lease utilization percentages for the Equipment, which averaged 79% and 84% during the nine-month periods ended September 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which have declined.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the nine-month period ended September 30, 1997 was $3,765 on gross rental income of $15,679, compared to $6,129 on gross rental income for $18,026 for the equivalent period in 1996. The largest component of total rental income is income from container rentals, which decreased $2,132, or 13%, from the nine-month period ended September 30, 1996 to the comparable period in 1997. As noted above, income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization decreased 6% and average daily rental rates decreased 6%, while average inventory remained fairly constant.

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

During the second and third quarters there was an improvement in utilization, however lease rates declined and leasing incentives remained high due to high levels of off-lease inventory in low demand locations. The General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline further, and leasing incentives could remain high, adversely affecting the Partnership's results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income for handling and returning containers, income from charges to lessees for a damage protection plan (DPP) and income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income). For the nine-month period ended September 30, 1997, the total of these other income items was $1,275, a decrease of $215 compared to the equivalent period in 1996. The primary components of this net decrease were a decrease in location income of $346, offset by an increase in handling income of $188. The decline in location income is primarily due to lower demand, which required an increase in credits given to lessees for picking up units from surplus locations. An increase in container movement offset by lower average handling charges to lessees resulted in increased handling income for the nine-months ending September 30, 1997 compared to the equivalent period in 1996.

Direct container expenses, excluding bad debt expense, increased by $457, or 15%, from the nine-month period ended September 30, 1996, to the same period in 1997. The primary components of this increase were increases in storage and repositioning expenses of $332 and $361, respectively, offset by a decrease in DPP expense of $264. The increase in storage expense was primarily due to the decline in utilization. Repositioning expense increased due a greater number of units being transported from surplus locations to higher demand locations during the nine-month period ending September 30, 1997 than in the comparable period in 1996. The decrease in DPP expense was primarily due to a decrease in the average per container repair cost from September 30, 1996 to the equivalent period in 1997.

Bad debt expense decreased from $196 in the nine-month period ended September 30, 1996 to $153 in the same period of 1997, due to lower reserve requirements.

Depreciation expense was comparable between periods.

Management fees to affiliates decreased by $208, or 12%, for the nine-month period ended September 30, 1997 compared to the equivalent period in 1996, due to a decrease in Equipment and incentive management fees. Equipment management fees, which are based primarily of gross revenue, decreased as a result of the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased $43, or 9%, primarily due to a decrease in the limited partners distribution percentage from 10.5% in the nine-month period ended September 30, 1996 to 9.5% for the equivalent period in 1997.

General and administrative costs to affiliates decreased by 5%, or $56, from the nine-month period ended September 30, 1996 to the equivalent period in 1997, due to a decline in overhead costs allocable from TEM and TFS during these periods.

Other income was $222 for the nine-month period ended September 30, 1997, representing a decrease of $106, or 32%, from the equivalent period in 1996. This decrease was primarily due to a decrease in gain on sale of Equipment.

Net earnings per limited partnership unit decreased to $0.57 for the nine-month period ended September 30, 1997 from $0.93 for the nine-month period ended September 30, 1996, reflecting the decrease in net earnings from $6,344 for the nine-month period ended September 30, 1996 to $3,885 for the same period in 1997.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the three-month period ended September 30, 1997 was $1,365 on gross rental income of $5,340, compared to $1,910 on gross rental income for $5,810 for the same period in 1996. The largest component of total rental income is income from container rentals, which decreased by $375 or 7%, from the three-month period ended September 30, 1996 to the equivalent period in 1997. This decline was due to a decrease in average daily rental rates of 9%.

The balance of rental income for the three-month period ended September 30, 1997 was $382, a decrease of $95, or 20%, compared to the equivalent period in 1996. The primary component of this decrease was a decrease in location income of $210, offset by an increase in handling income of $108. The decline in location income is primarily due to lower demand, which required an increase in credits given to lessees for picking up units from surplus locations. An increase in container movement offset by lower average handling charges to lessees resulted in increased handling income for the three-months ending September 30, 1997 compared to the equivalent period in 1996.

Direct container expenses, excluding bad debt expense, increased by $246, or 25%, from the three-month period ended September 30, 1996 to the comparable period in 1997. The primary components of this increase were increases in repositioning and handling expenses. Repositioning expenses increased primarily due to an increase in the number of units transported to higher demand locations. Handling expense increased due to an increase in the movement of containers at a higher average cost.

Bad debt expense decreased from an expense of $81 in the three-month period ended September 30, 1996 to a benefit of $14 in the equivalent period of 1997. This decrease is due to lower reserve requirements.

Depreciation expense remained fairly constant from the three-month period ended September 30, 1996 to the comparable period in 1997.

Management fees to affiliates decreased by $46, or 8%, for the three-month periods ended September 30, 1997 from the equivalent period in 1996 due to a decrease in Equipment and incentive management fees. Equipment management fees decreased by $32, or 8%, due to the decrease in rental income and incentive management fees decreased by $14, or 9%, due to a decrease in the limited partners' distribution percentage.

General and administrative costs to affiliates decreased by 6%, or $19, from the three-month period ended September 30, 1996 to the comparable period in 1997, due to a decrease in overhead costs allocable from TFS and TEM during these periods.

Other income was $27 for the three-month period ended September 30, 1997, representing a decrease of $93, or 78% over the equivalent period in 1996 and was primarily due to a $95 decrease in gain from sales of Equipment.

Net earnings per limited partnership unit decreased from $0.29 for the three-month period ended September 30, 1996 to $0.20 for the three-month period ended September 30, 1997, reflecting the decrease in net earnings from $1,993 for the three-month period ended September 30, 1996 to $1,358 for the same period in 1997.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1997 which would result in such risk materializing.

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


Date:  November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                      Title                                          Date




-----------------------------------------      Executive Vice President,                      November 13, 1997
John R. Rhodes                                 (Principal Financial and
                                               Accounting Officer) and
                                               Secretary


-----------------------------------------      President (Principal Executive                 November 13, 1997
James E. Hoelter                               Officer) and Director


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


                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/John R. Rhodes
                                        ----------------------------------------
                                        John R. Rhodes
                                        Executive Vice President


Date:  November 13, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                          Title                                            Date



/s/John R. Rhodes                                  Executive Vice President,                        November 13, 1997
-----------------------------------------          (Principal Financial and
John R. Rhodes                                     Accounting Officer) and
                                                   Secretary

/s/James E. Hoelter                                President (Principal Executive                   November 13, 1997
-----------------------------------------          Officer) and Director
James E. Hoelter

