Form 10-Q
period 1998-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1998-08-13
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Company") the Company's Quarterly Report on Form 10Q for the Second Quarter ended June 30, 1998.

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


                  For the quarterly period ended June 30, 1998


                         Commission file number 0-21228


                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                        A California Limited Partnership
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

Quarterly Report on Form 10Q for the
Quarter Ended June 30, 1998

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page
Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997..................................    3


          Statements of Earnings for the three and six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   13





TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 1998 and December 31, 1997
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------

                                                                                  1998                1997
                                                                              -------------       --------------
                                                                               (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $39,356 (1997:  $36,080)                                 $       85,678      $        90,205
Cash                                                                                 1,598                  664
Accounts receivable, net of allowance for doubtful
   accounts of $656 (1997:  $1,433) (note 8)                                         4,677                5,020
Due from affiliates, net (note 6)                                                      383                    -
Prepaid expenses                                                                       137                  195
                                                                              -------------       --------------

                                                                            $       92,473      $        96,084
                                                                              =============       ==============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                         $          531      $           478
   Accrued liabilities                                                                  96                   88
   Accrued recovery costs (note 2)                                                      82                  139
   Accrued damage protection plan costs (note 3)                                       396                  405
   Warranty claims (note 4)                                                            507                  537
   Due to affiliates, net (note 6)                                                       -                  791
   Deferred quarterly distribution                                                     195                  202
                                                                              -------------       --------------

      Total liabilities                                                              1,807                2,640
                                                                              -------------       --------------

Partners' capital:
   General partners                                                                      -                    -
   Limited partners                                                                 90,666               93,444
                                                                              -------------       --------------

      Total partners' capital                                                       90,666               93,444
                                                                              -------------       --------------

Commitments (note 10)
                                                                            $       92,473      $        96,084
                                                                              =============       ==============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months       Three months          Six months           Six months
                                                                   Ended              Ended               Ended                Ended
                                                           June 30, 1998      June 30, 1997       June 30, 1998        June 30, 1997
                                                        -----------------   ----------------   -----------------    ----------------
Rental income                                         $            5,369  $           5,166  $           11,112    $          10,339
                                                        -----------------   ----------------   -----------------    ----------------

Costs and expenses:
   Direct container expenses                                       1,136              1,219               2,516                2,211
   Bad debt (benefit) expense                                       (145)               162                (131)                 167
   Depreciation and amortization                                   1,870              1,864               3,744                3,738
   Professional fees                                                  12                  9                  19                   17
   Management fees to affiliates (note 6)                            505                494                 992                  989
   General and administrative costs to affiliates (note 6)           307                348                 658                  707
   Other general and administrative costs                             38                 54                  95                  110
                                                        -----------------   ----------------   -----------------     ---------------
                                                                   3,723              4,150               7,893                7,939
                                                        -----------------   ----------------   -----------------     ---------------
   Income from operations                                          1,646              1,016               3,219                2,400
                                                        -----------------   ----------------   -----------------     ---------------

Other income:
   Interest income, net                                               22                 15                  27                   39
   Gain on sale of containers                                          9                 95                 242                  156
                                                        -----------------   ----------------   -----------------     ---------------
                                                                      31                110                 269                  195
                                                        -----------------   ----------------   -----------------     ---------------

   Net earnings                                       $            1,677  $           1,126  $            3,488    $           2,595
                                                        =================   ================   =================     ===============

Allocation of net earnings (note 6):
   General partners                                   $               32  $              34  $               65    $              68
   Limited partners                                                1,645              1,092               3,423                2,527
                                                        -----------------   ----------------   -----------------     ---------------
                                                      $            1,677  $           1,126  $            3,488    $           2,595
                                                        =================   ================   =================     ===============
Limited partners' per unit share
   of net earnings                                    $             0.24  $            0.16  $             0.50    $            0.37
                                                        =================   ================   =================     ===============

Limited partners' per unit share
   of distributions                                   $             0.45  $            0.47  $             0.91    $            0.95
                                                        =================   ================   =================     ===============

Weighted average number of limited
   partnership units outstanding                               6,827,168          6,827,168           6,827,168            6,827,168
                                                        =================   ================   =================     ===============



See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                             Partners' Capital
                                                                          --------------------------------------------------------
                                                                            General               Limited               Total
                                                                          -------------        --------------        -------------
Balances at January 1, 1997                                             $            -       $       100,906       $      100,906

Distributions                                                                      (68)               (6,486)              (6,554)

Redemptions (note 9)                                                                 -                  (104)                (104)

Net earnings                                                                        68                 2,527                2,595
                                                                          -------------        --------------        -------------

Balances at June 30, 1997                                               $            -       $        96,843       $       96,843
                                                                          =============        ==============        =============

Balances at January 1, 1998                                             $            -       $        93,444       $       93,444

Distributions                                                                      (65)               (6,201)              (6,266)

Net earnings                                                                        65                 3,423                3,488
                                                                          -------------        --------------        -------------

Balances at June 30, 1998                                               $            -       $        90,666       $       90,666
                                                                          =============        ==============        =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                              1998                 1997
                                                                                          -------------        -------------
Cash flows from operating activities:
   Net earnings                                                                         $        3,488       $        2,595
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                                                             3,744                3,722
        (Decrease) increase  in allowance for doubtful accounts, excluding
            write-off (note 8)                                                                    (216)                  63
         Amortization of organization costs                                                          -                   16
         Gain on sale of containers                                                               (242)                (156)
         Changes in assets and liabilities:
            Decrease in accounts receivable, excluding write-off (note 8)                          563                  169
            Increase in due from affiliates, net                                                  (333)                (878)
            Decrease in prepaid expenses                                                            58                   25
            Increase in accounts payable and accrued liabilities                                    61                  282
            (Decrease) increase in accrued recovery costs                                          (57)                  25
            Decrease in accrued damage protection plan costs                                        (9)                (128)
            Decrease in warranty claims                                                            (30)                 (31)
                                                                                          -------------        -------------


               Net cash provided by operating activities                                         7,027                5,704
                                                                                          -------------        -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                              1,188                  764
   Container purchases                                                                            (181)              (2,134)
                                                                                          -------------        -------------

              Net cash provided by (used in) investing activities                                1,007               (1,370)
                                                                                          -------------        -------------

Cash flows from financing activities:
    Repayment of  borrowings from affiliates                                                      (826)                (104)
    Distributions to partners                                                                   (6,274)              (6,562)
                                                                                          -------------        -------------

               Net cash used in financing activities                                            (7,100)              (6,666)
                                                                                          -------------        -------------

Net increase (decrease) in cash                                                                    934               (2,332)

Cash at beginning of period                                                                        664                2,694
                                                                                          -------------        -------------

Cash at end of period                                                                   $        1,598       $          362
                                                                                          =============        =============

Interest paid during the period                                                         $           16       $            -
                                                                                          =============        =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                Jun. 30       Dec. 31          Jun. 30       Dec. 31
                                                                  1998           1997            1997           1996
                                                            -----------    -----------    ------------     ----------
Container purchases included in:
     Due to affiliates..............................         $       8      $       2      $       17      $       5
     Container purchases payable....................                 -              -             274            361

Distributions to partners included in:
     Due to affiliates..............................                10             11              11             18
     Deferred quarterly distributions...............               195            202             198            199

Proceeds from sale of containers included in:
     Due from affiliates............................               306            286             325            361

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                                                 1998           1997
                                                                                                 ----           ----

Container purchases recorded......................................................          $     187        $ 2,059
Container purchases paid..........................................................                181          2,134

Distributions to partners declared................................................              6,266          6,554
Distributions to partners paid....................................................              6,274          6,562

Proceeds from sale of containers recorded.........................................              1,208            728
Proceeds from sale of containers received.........................................              1,188            764


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the six months ended June 30, 1998 and 1997
(Amounts in thousands except for per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three- and six-month periods ended June 30, 1998 and 1997, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1997, in the Annual Report filed on Form 10K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications of prior year amounts have been made in order to conform with the 1998 financial statement presentation.

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At June 30, 1998 and December 31, 1997, the amounts accrued were $82 and $139, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and at June 30, 1998 and December 31, 1997, the related reserve was $396 and $405, respectively.

Note 4.   Warranty Claims

      During 1996 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of these containers (ten years), reducing maintenance and repair costs over that time. At June 30, 1998 and December 31, 1997, the unamortized portion of the settlement amount was equal to $507 and $537, respectively.

Note 5.   Acquisition of Containers

      During the six-month periods ended June 30, 1998 and 1997, the Partnership purchased containers with a cost of $187 and $2,059, respectively.

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

      In accordance with the Partnership Agreement, net earnings or losses and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners, with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $129 and $259 of incentive management fees during the three- and six-month periods ended June 30, 1998 and $136 and $273 of incentive management fees for the comparable periods in 1997. The Partnership capitalized $9 and $102 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 1998 and 1997, respectively. No equipment liquidation fees were incurred during either period.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 1998 and due to affiliates, net at December 31, 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the three- and six-month periods ended June 30, 1998, these fees totaled $376 and $733, and $358 and $716 for the comparable periods in 1997. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. For the three- and six-month periods ended June 30, 1998, total general and administrative costs allocated to the Partnership were $307 and $658, of which $132 and $275 were for salaries. Total general and administrative costs allocated to the Partnership for the three- and six-month periods ended June 30, 1997 were $348 and $707 of which $191 and $376 were for salaries.

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $277 and $596 for the three- and six-month periods ended June 30, 1998 and were $298 and $614 for the comparable periods in 1997. TFS allocated $30 and $62 of general and administrative costs to the Partnership for the three- and six-month periods ended June 30, 1998 and $50 and $93 for the comparable periods in 1997.

      The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any containers resold to the Partnership.

      At June 30, 1998 and December 31, 1997, due from (to) affiliates, net is comprised of:

                                                            1998           1997
                                                            ----           ----
      Due from affiliates:
          Due from TEM...................................$   467         $  120
                                                           -----           -----

      Due to affiliates:
          Due to TFS.....................................     54             55
          Due to TAS.....................................      8              2
          Due to TCC.....................................     21             20
          Due to TL......................................      1            834
                                                           -----          ------
                                                              84            911
                                                           -----          ------

      Due from (to) affiliates, net                       $  383         $ (791)
                                                           =====          ======

      Included in the amounts due to TL at December 31, 1997 is $826 in loans used to facilitate container purchases. This loan was repaid on March 31, 1998. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $13 of interest expense on amounts due to the General Partners for the three- and six-month periods ended June 30, 1998. There was no interest expense incurred on amounts due to the General Partners during the three- and six-month periods ended June 30, 1997.

Note 7.   Rentals Under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

              Year ending June 30:

              1999.............................................           $  622
              2000.............................................               30
              2001.............................................               14
              2002.............................................                8
              2003.............................................                2
                                                                           -----

              Total minimum future rentals receivable..........           $  676
                                                                            ====

Note 8.   Accounts Receivable Write-Off

      During the six-month period ending June 30, 1998, the Partnership wrote-off $561 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 9.   Redemptions

      The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1997:

                                                              Units            Average
                                                             Redeemed      Redemption Price           Amount Paid
            Balance at December 31, 1996........              10,715            $15.49                   $  166

            Quarter ended:
                  March 31, 1997................               8,020            $13.03                      104
                                                             -------                                       ----



            Partnership to date.................              18,735            $14.43                   $  270
                                                              ======                                       ====

      There were no redemptions during the six-month period ended June 30, 1998. The redemption price is fixed by formula.

Note 10.   Commitments

      At June 30, 1998, the Partnership has committed to purchase 50 new containers at an approximate total purchase price of $160 which includes acquisition fees of $7. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three- and six-month periods ended June 30, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From April 30, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 1998, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through May 1998, in the amount of $6,201. These distributions represent a return of 9.5% on original capital (measured on an annualized basis) on each unit for the month of December 1997 and 9% on original capital (measured on an annualized basis) on each unit from January 1998 through May 1998. On a cash basis, all of these distributions were from operations. On a GAAP basis, $2,778 of these distributions was a return of capital and the balance was from net earnings.

At June 30, 1998, the Partnership has committed to purchase 50 new containers at an approximate total purchase price of $160 which includes acquisition fees of $7. At June 30, 1998, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

Net cash provided by operating activities for the six-month periods ending June 30, 1998 and 1997, was $7,027 and $5,704, respectively. The increase is primarily attributable to increases in net earnings and due to affiliates, net and a decrease in accounts receivable, excluding write-off, during the six-month period ended June 30, 1998 compared to the equivalent period in 1997. The increase in net earnings of $893, or 34%, resulted primarily from an increase in other rental revenue which is discussed more fully in "Results of Operations". Due from affiliates, net increased $333 in the six-month period ended June 30, 1998 as compared to $878 in the equivalent period in 1997. Fluctuations in due from affiliates, net result from timing differences in payment of expenses and fees and or in the remittance of net rental revenues. The decrease in accounts receivable, excluding write-off, of $563 in the six-month period ended June 30, 1998 compared to $169 in the equivalent period in 1997 was due to a decrease in the average collection period of accounts receivable and to the resolution of payment issues with one lessee.

For the six-month period ending June 30, 1998, net cash provided by investing activities (the purchase and sale of containers) was $1,007 compared to net cash used in investing activities of $1,370 for the comparable period in 1997. The difference of $2,377 is primarily due to the Partnership having purchased more containers during the six-month period ended June 30, 1997 than in the comparable period in 1998. The General Partners believe that these differences reflect normal fluctuations in container sales and purchases. However, recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully under "Results of Operations". Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. However, due to the difference between sales proceeds and new container prices, the number of additional containers purchased may not equal the number of containers sold.

During 1997 the Partnership borrowed $826 from a General Partner to purchase containers. It is the policy of the Partnership and the General Partners to charge interest on borrowings from affiliates arising from the Partnership's acquisition of containers which are outstanding for more than one month.
Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. The Partnership paid $16 of interest during the six-month period ended June 30, 1998. The interest rate in effect at March 31, 1998 was 8.5%. The Partnership repaid the loan on March 31, 1998 with cash provided by operations and proceeds from the sale of containers.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998        1997

                   Opening container fleet.................   36,409      35,931
                   Closing container fleet.................   35,803      36,345
                   Average container fleet.................   36,106      36,138


Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 81% and 77% on average during the six-month periods ended June 30, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the six-month periods ending June 30, 1998 and 1997 was $3,219 and $2,400, respectively, on rental income of $11,112 and $10,339, respectively. The increase in rental income of $773, or 7%, from the six-month period ended June 30, 1997 to the comparable period in 1998 was primarily attributable to an increase in other rental income which is discussed below. Income from container rentals, the major component of total revenue, increased $146, or 2%. This increase was primarily due to the increase in average on-hire (utilization) percentage of 5% and a decrease in leasing incentives of 38%, and was offset by the decrease in average rental rates of 5%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Average utilization for the three- and six month-periods ended June 30, 1998 was greater than the average utilization for the comparable periods in 1997. Despite the improvement in average utilization from the prior year, utilization has been slowly declining over the last six months. Rental rates have also been declining and average rental rates for the six-month period ended June 30, 1998 are lower than average rental rates for the same period in 1997. These decreases were offset by decreased leasing incentives during the six-month period ended June 30, 1998 as compared to the same period in 1997. The improvement in utilization over the prior year and the overall improvement in leasing incentives is primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports from Asia which has created a strong demand for containers in certain locations. However, the weakening of these currencies has also lowered demand in Asia for imports from North America and Europe resulting in a lower demand for containers in these areas. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and rental rates could continue declining, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 1998, the total of these other rental income items was $1,520, an increase of $627 from the equivalent period in 1997. The primary component of this increase was an increase in location income of $590. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations and due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense.

Direct container expenses increased $305, or 14%, from the six-month period ending June 30, 1997 to the equivalent period in 1998. The increase was primarily due to increases in repositioning and DPP expense of $392 and $156, respectively, offset by a decrease in storage expense of $277. Repositioning expense increased due to the removal of certain credits from repositioning costs to other rental income as discussed above and due to an increase in the average repositioning cost per container. DPP expense increased due to a higher number of containers requiring repair offset by a lower repair cost per container. The increase in average on-hire utilization from 77% during the six-month period ended June 30, 1997 to 81% for the comparable period in 1998, resulted in a decrease in storage expense.

Bad debt expense decreased from an expense of $167 for the six-month period ended June 30, 1997 to a benefit of $131 for the comparable period ending June 30, 1998. The write-off of certain receivables that had reserves in excess of the receivable, due to insurance proceeds received, as well as the resolution of payment issues with one lessee, resulted in the benefit recorded in 1998.

Depreciation expense remained comparable from the six-month period ended June 30, 1997 to the equivalent period in 1998.

Management fees to affiliates were comparable for the six-month periods ended June 30, 1998 and 1997, due to an increase in equipment management fees offset by a decrease in incentive management fees. The increase in equipment management fees resulted from the increase in gross revenue upon which the equipment management fees are primarily based and was offset by an adjustment made to reduce fees resulting from the write-off of receivables for two lessees. Incentive management fees which are based on the Partnership's limited and general partner distributions decreased due to the decrease in the limited partner distribution percentage from 9.5% to 9% in January 1998.

General and administrative costs to affiliates decreased $49, or 7%, from the six-month period ended June 30, 1997 to the comparable period ending in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other income increased $74, or 38%, primarily due to an increase in gain on sale of containers of $86 from the six-month period ending June 30, 1997 to the comparable period in 1998.

Net earnings per limited partnership unit increased from $0.37 to $0.50 from the six-month period ending June 30, 1997 to the same period in 1998, respectively, reflecting the increase in net earnings allocated to limited partners from $2,527 to $3,423, for the same periods.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending June 30, 1998 and 1997 was $1,646 and $1,016, respectively, on rental income of $5,369 and $5,166, respectively. The increase in rental income of $203, or 4%, from the three-month period ended June 30, 1997 to the comparable period in 1998 was primarily attributable to an increase in income from container rentals, the major component of total revenue. Income from container rentals increased $108, or 2%. This increase was primarily due to the increase in average utilization percentage of 4% and the decrease in leasing incentives of 54%, and was offset by the decrease in average rental rates of 5%.

The balance of other rental income for the three-month period ended June 30, 1998 was $570, an increase of $95 from the comparable period in 1997. The primary component of this increase was an increase in location income of $131, offset by a decrease in handling income of $49. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations. Handling income decreased due to a decrease in the average handling price charged per container and a decrease in container movement during the three-month period ending June 30, 1998 compared to the same period in 1997.

Direct container expenses decreased $83, or 7%, from the three-month period ending June 30, 1997 to the equivalent period in 1998. The decrease was primarily due to a decrease in storage expense offset by an increase in repositioning expense. Storage expense decreased primarily due to the increase in average utilization. Repositioning expense increased primarily due to an increase in the average repositioning cost per container, offset by a decrease in the number of containers repositioned.

Bad debt expense decreased from an expense of $162 for the three-month period ended June 30, 1997 to a benefit of $145 for the comparable period in 1998. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee.

Depreciation expense remained comparable from the three-month period ended June 30, 1997 to the equivalent period in 1998.

Management fees to affiliates increased $11, or 2%, from the three-month period ended June 30, 1997 to the comparable period in 1998, due to an increase in equipment management fees offset by a decrease in incentive management fees. The increase in equipment management fees resulted from the increase in gross revenue. Incentive management fees decreased due to the decrease in the limited partner distribution percentage.

General and administrative costs to affiliates decreased $41, or 12%, from the three-month period ended June 30, 1997 to the comparable period ending in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other income decreased $79, or 72%, primarily due to a decrease in gain on sale of containers of $86 from the three-month period ending June 30, 1997 to the equivalent period in 1998.

Net earnings per limited partnership unit increased from $0.16 to $0.24 from the three-month period ending June 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated limited partners from $1,092 to $1,645, respectively.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the General Partners and Partnership's core internal systems where Year 2000 issues have been identified are currently being revised. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also continuing their assessment of Year 2000 issues not related to their core systems, including issues surrounding systems that interface with external third parties. If external third party systems are not Year 2000 compliant, those external third parties may have difficulty conducting ordinary operations, which could have an adverse affect on the General Partners and the Partnership.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1998 which would result in such a risk materializing.

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


Date:  August 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1998
Philip K. Brewer                          Officer)



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


Date:  August 13, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/John R. Rhodes                        Executive Vice President,                      August 13, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 August 13, 1998
Philip K. Brewer                         Officer)

