Form 10-K
period 1998-12-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1999-03-30
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 29, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The financial statements included in the enclosed Annual Report on Form 10-K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of the filing.

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

ITEM 1.  DESCRIPTION OF BUSINESS

For more detailed information about the Registrant's business, see "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(a)      General Development of Business

         The Registrant is a California Limited Partnership formed on October 30, 1991 to purchase, own, operate, lease, and sell equipment used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on April 30, 1992 in accordance with its Registration Statement and ceased to offer such Units as of April 30, 1994. The Registrant raised a total of $136,918,060 from the offering and invested a substantial portion of the money raised in equipment. The Registrant has since engaged in leasing this and other equipment in the international shipping industry.

         See Item 10 herein for a description of the Registrant's General Partners. See Item 7 herein for a description of current market conditions affecting the Registrant's business.

(b)      Financial Information About Industry Segments

         Inapplicable.

(c)      Narrative Description of Business

(c)(1)(i)A container leasing company generally, and the Registrant specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization factors that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates.

         Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. To ensure the availability of equipment, container leasing companies and the Registrant may reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant generates revenue and profit. Rental revenues are primarily generated under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using
         it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)  Inapplicable.

(c)(1)(iii) Inapplicable.

(c)(1)(iv)  Inapplicable.

(c)(1)(v)   Inapplicable.

(c)(1)(vi)  Inapplicable.

(c)(1)(vii) No single lessee had revenue for the years ended December 31,  1998,
            1997 and 1996 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)Inapplicable.

(c)(1)(ix)  Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 93% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 39% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 10% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers. This decrease in demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)  Inapplicable.

(c)(1)(xii) Inapplicable.

(c)(1)(xiii)The Registrant  has  no  employees.   Textainer  Financial  Services
            Corporation   (TFS),    the   Managing   General   Partner  of   the
            Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 1998 had 6 employees. Textainer Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 1998 had a total of 162 employees.

(d)      Financial Information about Foreign and Domestic Operations and  Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 21%, 15% and 15% of the Registrant's rental revenue during the years ended December 31, 1998, 1997 and 1996, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways.
         Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", and for a discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2.  PROPERTIES

As of December 31, 1998, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                          12,903
         40-foot standard dry freight containers                          15,994
         40-foot high cube dry freight containers                          5,764
                                                                         -------
                                                                          34,661
                                                                         =======

During December 1998, approximately 73% of these containers were on lease to international shipping companies, and the balance were being stored at container manufacturers' locations and at a large number of storage depots located worldwide.

For  information  about  the  Registrant's   property,   see  "Business  of  the
Partnership" and "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

ITEM 201:

(a)      Market Information.

(a)(1)(i) The Registrant's limited partnership Units are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby limited partners may redeem Units for a specified redemption price. The program operates only when the Managing General Partner determines, among other matters, that payment for redeemed units will not impair the capital or operations of the Registrant.

(a)(1)(ii)  Inapplicable.

(a)(1)(iii) Inapplicable.

(a)(1)(iv)  Inapplicable.

(a)(1)(v)   Inapplicable.

(a)(2)      Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1999, there were 8,152 holders of record of limited partnership interests in the Registrant.

(b)(2)      Inapplicable.

(c)      Dividends.

            Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".

ITEM 701:   Inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           (Amounts in thousands except for per unit amounts)

                                                                       Year Ended December 31:
                                               ------------------------------------------------------------------------
                                                      1998          1997          1996           1995           1994
                                                      ----          ----          ----           ----           ----

Rental income                                     $ 21,505      $ 21,297    $   23,664     $   26,797      $   24,948

Net earnings                                      $  5,011      $  5,750    $    8,329     $   11,463      $    8,242

Net earnings per unit of
  Limited partnership interest                    $   0.72      $   0.82    $     1.20     $     1.65      $     1.25

Distributions per unit of
  Limited partnership interest                    $   1.81      $   1.90    $     2.07     $     2.02      $     1.67

Distributions per unit of limited
   Partnership interest representing
   a return of capital                            $   1.09      $   1.08    $     0.87     $     0.37      $     0.42

Total assets                                      $ 87,561      $ 96,204    $  104,029     $  109,740      $  112,119

Intercompany borrowings for
Container purchases                               $      -      $    826    $        -     $        -      $        -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information that will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1998, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1998, the Partnership redeemed 30,090 units for a total dollar amount of $327. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through November 1998, in the amount of $12,337. These distributions represent 9.5% on original capital (measured on an annualized basis) on each unit for the month of December 1997 and 9% on original capital (measured on an annualized basis) on each unit from January 1998 through November 1998. On a cash basis, all of these distributions were from operations. On a GAAP basis, $7,456 of these distributions was a return of capital and the balance was from net earnings.

At December 31, 1998 the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the years ended December 31, 1998 and 1997 was $13,675 and $12,495, respectively. The increase of $1,180, or 9%, was primarily attributable to fluctuations in accounts receivable, excluding write-off, due from affiliates, net and prepaid expenses. The decrease in accounts receivable, excluding write-off, of $942 in the year ended December 31, 1998 compared to a decrease of $589 in the year ended December 31, 1997 was primarily due to the decrease in the average collection period. Due from affiliates, net, increased $616 in the year ended December 31, 1998 compared to an increase of $915 in the year ended December 31, 1997. The fluctuation resulted from timing differences in the payment of expenses and fees and in the remittance of net rental revenues from TEM. Prepaid expenses decreased $167 in the year ended December 31, 1998 compared to an increase of $149 for the year ended December 31, 1997 primarily due to the decrease in insurance costs and timing of payments.

For the year ended December 31, 1998, net cash provided by investing activities (the purchase and sale of containers) was $1,797 compared to net cash used in investing activities of $2,135 for the year ended December 31, 1997. Net cash provided by investing activities increased $3,932 due to the Partnership having purchased more containers during the year ended December 31, 1997 than in 1998, and due to the Partnership having sold more containers in the year ended December 31, 1998 than in 1997. The decline in container purchases was primarily due to the Partnership purchasing containers during 1997 using excess cash from operations generated prior to 1997. The increase in container sales was due to the Partnership selling older containers in surplus locations where demand was weak and repositioning costs were high. Until market conditions improve, the Partnership plans to continue to sell older containers in surplus locations. Additionally, market conditions are expected to have an adverse effect on the amount of cash provided by operations available for additional container purchases, which has resulted in lower than anticipated reinvestment in containers. Market conditions are discussed more fully under "Results of Operations".

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased may not equal the number of containers sold despite the decline in average container prices from their most recent high in 1995, as new container prices are likely to be greater than proceeds from container sales.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 1998, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                   1998        1997        1996
                                                   ----        ----        ----

     Beginning container fleet...............     36,409      35,931      36,297
     Ending container fleet..................     34,661      36,409      35,931
     Average container fleet.................     35,535      36,170      36,114

The decline in the average container fleet of 2% from the year ended December 31, 1997 to the year ended December 31, 1998 was due to the Partnership having sold more containers than it purchased since December 31, 1997. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. The Partnership plans to use the remaining sales proceeds for future container purchases. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above under "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 79%, 80% and 83% on average during the years ended December 31, 1998, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the years ended December 31, 1998, 1997 and 1996.

The Partnership's income from operations for the years ended December 31, 1998 and 1997 was comparable at $5,616 and $5,454, respectively, on rental income of $21,505 and $21,297, respectively. The increase in rental income of $208, or 1%, from the year ended December 31, 1997 to the year ended December 31, 1998 was primarily attributable to an increase in other rental income which is discussed below. Income from container rentals, the major component of total revenue, decreased $758, or 4%, primarily due to the decreases in the average container fleet of 2%, average rental rates of 3% and average on-hire utilization of 1%, offset by the decrease in leasing incentives of 43%.

The Partnership's income from operations for the years ended December 31, 1997 and 1996 was $5,454 and $7,882, respectively, on total rental income of $21,297 and $23,664, respectively. The decrease in rental income of $2,367, or 10%, was primarily due to the decrease in income from container rentals. Income from container rentals decreased $2,176, or 10%, primarily due to decreases in average on-hire utilization of 4%, average daily rental rates of 5% and an increase in leasing incentives of 40%.

Container utilization and rental rates have been declining since 1996. This resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines purchasing containers to take advantage of low prices and favorable interest rates. The entry of new leasing company competitors offering low container rental rates to shipping lines resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. The decline in the purchase price of new containers during this period and excess industry capacity have also caused additional downward pressure on rental rates.

Additionally, the weakening of many Asian currencies in 1998 has resulted in a significant increase in exports from Asia to North America and Europe and a corresponding decrease in imports into Asia from North America and Europe. This trade imbalance has created a strong demand for containers in Asia and a weak demand for containers in North America and Europe. While this imbalance has resulted in the decline in leasing incentives, it has also contributed to the further decline in average utilization and rental rates for the fleet managed by TEM. This imbalance has also resulted in an unusually high build-up of containers in lower demand locations during the year ended December 31, 1998 compared to 1997. In an effort to improve utilization and to alleviate the container build-up, the Partnership has repositioned and plans to continue to reposition, newer containers to higher demand locations. The Partnership incurred increased direct container expenses as a result of repositioning containers from these lower demand locations during 1998 and anticipates incurring additional direct container costs in 1999 as it continues its repositioning efforts. The Partnership has also sold and plans to continue to sell certain older containers located in lower demand locations. The decision to sell such containers was based on the high costs to reposition these containers and on the current low demand for containers manufactured prior to 1993. The General Partners believe that the especially low demand for these older containers is a temporary situation caused by the market conditions discussed above.

The low demand for these older containers has had an adverse effect on rental income and has resulted in the Partnership incurring losses on the sale of these older containers. Until market conditions improve, rental income will continue to be adversely affected and additional losses may be incurred if more older containers are sold. Should the especially low demand for these older containers turn out to be a permanent situation, the Partnership may be required to increase its depreciation rate for container rental equipment. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in lower demand locations less credits granted to lessees for leasing containers from lower demand locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 1998, the total of these other rental income items was $2,813, an increase of $966 from the year ended December 31, 1997. This increase was primarily due to an increase in location income of $1,093, offset by a decrease in handling income of $175. Location income increased primarily due to a decrease in credits given to lessees for picking up containers from certain locations. Handling income decreased primarily due to a decrease in container movement.

For the year ended December 31, 1997, the total of these other rental income items was $1,847, a decrease of $191 from the year ended December 31, 1996. The primary component of this net decrease was a decrease in location income of $360, offset by an increase in handling income of $200. Location income decreased primarily due to lower demand, which resulted in an increase in credits granted to lessees for picking up containers from lower demand locations. Handling income increased as a result of increased container movement and a slightly higher average handling price per container.

Direct container expenses increased $446, or 10%, from the year ended December 31, 1997 to the year ended December 31, 1998. The increase was primarily due to an increase in repositioning expense of $577 offset by a decrease in handling expense of $108. Repositioning expense increased primarily due to an increase in the number of containers being transported from low demand locations to higher demand locations at a higher average cost per container. Handling expense decreased primarily due to the decrease in container movement.

Direct container expenses increased $406, or 10%, for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase was primarily due to increases in repositioning and storage expenses of $418 and $164, respectively, offset by a decrease in DPP expense of $223. Repositioning expense increased due to a greater number of containers being transported from low demand locations to higher demand locations during 1997 compared to 1996. The increase in storage expense resulted from the decrease in utilization in the year ending December 31, 1997 compared to 1996. DPP expense decreased due to a lower per container repair cost, offset by a higher number of units requiring repair.

Bad debt expense decreased from an expense of $280 for the year ended December 31, 1997 to a recovery of $265 for the year ended December 31, 1998. The recovery recorded for 1998 resulted from the effect of insurance proceeds received relating to certain receivables against which reserves had been recorded in 1994 and 1995 as well as from the resolution of payment issues with one lessee. Bad debt expense increased $46, or 20%, for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase was primarily due to an increase in reserve requirements during the year ended December 31, 1997.

Depreciation and amortization expense remained comparable during the years ended December 31, 1998, 1997 and 1996 at $7,435, $7,509 and $7,587, respectively.

New container prices have been declining since 1995, and the cost of purchasing new containers at year-end 1998 was significantly less than the cost of containers purchased in the last several years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required, but that a write-down in value of certain containers identified for sale was required. In the fourth quarter of 1998, the Partnership recorded a charge of $457 for the expected loss on disposal of these containers. These containers were manufactured prior to 1993 and were located in certain low demand locations. This charge is only for those containers specifically identified as being for sale. If other containers manufactured prior to 1993, whether situated in these or other locations, are subsequently identified as available for sale, the Partnership may incur additional losses.

Management fees to affiliates decreased $49, or 2%, from the year ended December 31, 1997 to the year ended December 31, 1998 due to decreases in both incentive and equipment management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and due to an adjustment resulting from the write-off of receivables for two lessees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased primarily due to the decrease in the limited partner distribution percentage from 9.5% to 9%, effective January 1, 1998.

Management fees to affiliates decreased $213, or 10%, from the year ended December 31, 1996 to the year ended December 31, 1997 due to decreases in both incentive and equipment management fees. Equipment management fees decreased as a result of the decrease in rental income and were approximately 7% of gross revenue for both years. Incentive management fees decreased primarily due to the decrease in the limited partner distribution percentage from 10.5% to 9.5%, effective October 1, 1996.

General and administrative costs to affiliates decreased $154, or 12%, from the year ended December 31, 1997 to the year ended December 31, 1998 due to a decrease in overhead costs allocated from TEM and TFS. General and administrative costs to affiliates decreased $29, or 2%, from the year ended December 31, 1996 to the year ended December 31, 1997 primarily due to a decrease in overhead costs allocated from TFS.

Other income (expense) decreased from income of $296 for the year ended December 31, 1997 to an expense of $605 for the year ended December 31, 1998. The decrease was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $230 for the year ended December 31, 1997 to a loss of $700 for the year ended December 31, 1998. The loss on sale of containers was primarily due to the Partnership selling containers located in low demand locations at a younger age than they would have been sold during previous years, as a result of current market conditions. As noted above, if other containers are identified as available for sale, the Partnership may incur additional losses.

Other income provided $296 of additional income for the year ended December 31, 1997, representing a decrease of $151, or 34%, from the year ended December 31, 1996. The decrease was due to a $128 decrease in gain on sale of containers and a decrease of $23 in interest income.

Net earnings per limited partnership unit decreased from $0.82 to $0.72 from the year ended December 31, 1997 to the year ended December 31, 1998, reflecting the decrease in net earnings allocated to limited partners from $5,614 to $4,881, respectively.

Net earnings per limited partnership unit decreased from $1.20 to $0.82 from the year ended December 31, 1996 to the year ended December 31, 1997, reflecting the decrease in net earnings allocated to limited partners from $8,180 to $5,614, respectively.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1998, which would result in such a risk materializing.

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

Readiness for Year 2000

Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at many companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The Partnership relies on the financial and operating systems provided by the General Partners; these systems include both information technology (IT) systems as well as non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed) the General Partners have obtained representations from their vendors and suppliers that these systems are Year 2000 compliant and have internally tested mission critical systems as operational. The General Partners have reviewed all internally-developed IT and non-IT systems for Year 2000 issues and identified certain of these systems which required revision. The General Partners have completed the revision and testing of these identified systems, and these revised systems are now operational.

The cost of the revisions and testing relating to these systems was incurred by TEM and a portion of the cost was allocated to the Partnership as part of general and administrative costs allocated from TEM. While Year 2000 remediation costs were not specifically identified, it is estimated that total Year 2000 related expenses included in allocated overhead from TEM were less than $30. The Partnership and the General Partners do not anticipate incurring significant additional remediation costs related to the Year 2000 issue. There has been no material effect on the Partnership's financial condition and results of operations as a result of TEM's delay in routine systems projects as a result of Year 2000 remediation.

As noted above, Year 2000 compliance testing was undertaken by the General Partners on both externally- and internally-developed systems. Standard transactions were processed under simulated operating conditions for dates crossing over January 1, 2000 as well as for other critical dates such as February 29, 2000. In the standard business scenarios tested, the identified systems appeared to function correctly. Under nonstandard conditions or unforeseen scenarios, the results may be different. Therefore, these tests, regardless of how carefully they were conducted, cannot guarantee that the General Partners' systems will function without error in the Year 2000 and beyond. If these systems are not operational in the Year 2000, the General Partners have determined that they can operate manually for approximately two to three months while correcting the system problems before experiencing material adverse effects on the Partnership's and the General Partners' business and results of operations. However, shifting portions of the daily operations to manual processes may result in time delays and increased processing costs. Additionally, the Partnership and General Partners may not be able to provide lessees with timely and pertinent information, which may negatively affect customer relations and lead to the potential loss of lessees, even though the immediate monetary consequences of this would be limited by the standard Partnership lease agreements between the lessees and the Partnership.

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Currently, the Partnership and the General Partners believe that if a significant portion of its lessees is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to 53% of the letters sent with all but three respondents representing that they are or will be Year 2000 compliant. Non-compliance by these three respondents is not expected to have a material adverse effect on the Partnership's operations or financial condition. The
General Partners are continuing to follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. As this assessment has not been completed, the General Partners have not yet assumed that a lack of response means that any non-responding Third Parties will not be Year 2000 compliant.

Nevertheless, the Partnership and the General Partners believe that they are likely to encounter Year 2000 problems with certain Third Parties, particularly those with significant operations within countries that are not actively promoting correction of Year 2000 issues. Possible consequences of Year 2000 non-compliance among Third Parties include, but are not limited to, (i) TEM's inability to provide service to certain areas of the world, (ii) delays in container movement, (iii) payment and collection difficulties, and (iv) invoicing errors due to late reporting of transactions. These types of problems could result in additional operating costs and loss of lessee business. As discussed above, the General Partners are prepared to shift portions of their daily operations to manual processes in the event of Third Party non-compliance. With respect to manufacturers, vendors and other suppliers, the General Partners would also attempt to find alternate sources for goods and services. With respect to depots and agents who handle, inspect or repair containers, if the majority of the computer systems and networks of TEM are operational, the General Partners believe that they will be able to compensate manually for these Third Parties' failures (e.g., one field office performing data entry for another, communication with depots conducted without computers), by using temporary personnel at additional cost. Although costs will be incurred to pay for the temporary personnel, the Partnership and the General Partners do not expect these costs to be material to the Partnership. With respect to lessees' non-compliance, the General Partners would compensate for communications failures manually. If a lessee's noncompliance is broad enough to disrupt significantly the operations of its shipping business, the resulting loss of revenue could result in the lessee renting fewer containers. The Partnership and the General Partners are unable to estimate the financial impact of these problems, but to the extent that lessees' problems result in weakening demand for containers, the Partnership's results of operations would likely be adversely affected. If Year 2000 problems result in delays in collections, either because of the additional time required to communicate with lessees or because of lessees' loss of revenues, the Partnership's cash flow could be affected and distributions to general and limited partners could be reduced. The Partnership and the General Partners believe that these risks are inherent in the industry and are not specific to the Partnership or General Partners.

Forward-Looking Statements and Other Risk Factors Relating to Year 2000

The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate, because of the assumptions made by the Partnership and the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Some of the risks relating to Year 2000 compliance are described above. In addition, in analyzing Year 2000 issues, the Partnership and the General Partners have assumed that the infrastructure of the United States and most other countries, including ports and customs, remains intact. If the infrastructure of one or more countries were to fail, the resulting business disruption would likely have an adverse effect on the Partnership and the General Partners. The Partnership and General Partners are unable to determine a reasonably likely worst case scenario in the event of an infrastructure failure or failures.

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis, causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. The Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached pages 13 to 25.

                          Independent Auditors' Report



The Partners
Textainer Equipment Income Fund IV, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund IV, L.P. (a California limited partnership) as of December 31, 1998 and 1997, the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund IV, L.P. as of December 31, 1998 and 1997, and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                    KPMG LLP



San Francisco, California
February 19, 1999




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 1998 and 1997
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                  1998                   1997
                                                                           ----------------       -----------------

Assets
Container rental equipment, net of accumulated
   depreciation of $41,760 (1997:  $36,080)                                $        79,251        $         90,205
Cash                                                                                 2,488                     664
Accounts receivable, net of allowance
   for doubtful accounts of $426 (1997:  $1,433) (note 5)                            4,597                   5,020
Due from affiliates (note 2)                                                         1,197                     120
Prepaid expenses                                                                        28                     195
                                                                           ----------------       -----------------
                                                                           $        87,561        $         96,204
                                                                           ================       =================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           544        $            478
   Accrued liabilities                                                                 150                      88
   Accrued recovery costs (note 1(k))                                                  128                     139
   Accrued damage protection plan costs (note 1(l))                                    374                     405
   Warranty claims (note 1(m))                                                         476                     537
   Due to affiliates (note 2)                                                           53                     911
   Deferred quarterly distributions (note 1(g))                                        175                     202
                                                                           ----------------       -----------------
      Total liabilities                                                              1,900                   2,760
                                                                           ----------------       -----------------

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 85,661                  93,444
                                                                           ----------------       -----------------
      Total partners' capital                                                       85,661                  93,444
                                                                           ----------------       -----------------

                                                                           $        87,561        $         96,204
                                                                           ================       =================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended  December 31, 1998,  1997 and 1996
(Amounts in thousands  except for unit and per unit amounts)
----------------------------------------------------------------------------------------------------------------------------
                                                                         1998                1997                1996
                                                                   -----------------   -----------------   -----------------
Rental income                                                      $         21,505    $         21,297    $         23,664
                                                                   -----------------   -----------------   -----------------

Costs and expenses:
   Direct container expenses                                                  4,895               4,449               4,043
   Bad debt (recovery) expense                                                 (265)                280                 234
   Depreciation and amortization                                              7,435               7,509               7,587
   Write-down of containers (note 1(e))                                         457                   -                   -
   Professional fees                                                             40                  36                  35
   Management fees to affiliates (note 2)                                     1,971               2,020               2,233
   General and administrative costs to affiliates (note 2)                    1,164               1,318               1,347
   Other general and administrative costs                                       192                 231                 303
                                                                   -----------------   -----------------   -----------------
                                                                             15,889              15,843              15,782
                                                                   -----------------   -----------------   -----------------
   Income from operations                                                     5,616               5,454               7,882
                                                                   -----------------   -----------------   -----------------

Other income:
   Interest income, net                                                          95                  66                  89
   (Loss) gain on sale of containers                                           (700)                230                 358
                                                                   -----------------   -----------------   -----------------
                                                                               (605)                296                 447
                                                                   -----------------   -----------------   -----------------
   Net earnings                                                    $          5,011    $          5,750    $          8,329
                                                                   =================   =================   =================

Allocation of net earnings (note 1(g)):
   General partners                                                $            130    $            136    $            149
   Limited partners                                                           4,881               5,614               8,180
                                                                   -----------------   -----------------   -----------------
                                                                   $          5,011    $          5,750    $          8,329
                                                                   =================   =================   =================
Limited partners' per unit share
   of net earnings                                                 $           0.72    $           0.82    $           1.20
                                                                   =================   =================   =================

Limited partners' per unit share
   of distributions                                                $           1.81    $           1.90    $           2.07
                                                                   =================   =================   =================

Weighted average number of limited
   partnership units outstanding (note 1(n))                              6,819,646           6,827,168           6,836,499
                                                                   =================   =================   =================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 1998, 1997 and 1996
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                     Partners' Capital
                                                                    -----------------------------------------------------
                                                                       General             Limited             Total
                                                                    --------------      --------------     --------------
Balances at December 31, 1995                                       $           -       $     106,926      $     106,926

Distributions                                                                (149)            (14,129)           (14,278)

Redemptions (note 1(o))                                                         -                 (71)               (71)

Net earnings                                                                  149               8,180              8,329
                                                                    --------------      --------------     --------------

Balances at December 31, 1996                                                   -             100,906            100,906

Distributions                                                                (136)            (12,972)           (13,108)

Redemptions (note 1(o))                                                         -                (104)              (104)

Net earnings                                                                  136               5,614              5,750
                                                                    --------------      --------------     --------------

Balances at December 31, 1997                                                   -              93,444             93,444

Distributions                                                                (130)            (12,337)           (12,467)

Redemptions (note 1(o))                                                         -                (327)              (327)

Net earnings                                                                  130               4,881              5,011
                                                                    --------------      --------------     --------------

Balances at December 31, 1998                                       $           -       $      85,661      $      85,661
                                                                    ==============      ==============     ==============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 1998, 1997 and 1996
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         1998             1997             1996
                                                                                   ---------------  ---------------  ---------------
Cash flows from operating activities:
   Net earnings                                                                    $        5,011   $        5,750   $        8,329
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and container write-down                                              7,892            7,493            7,540
         (Decrease) increase in allowance for doubtful accounts,
            excluding write-off (note 5)                                                     (446)              42               42
         Amortization of organization costs                                                     -               16               47
         Loss (gain) on sale of containers                                                    700             (230)            (358)
         (Increase) decrease in assets:
            Accounts receivable, excluding write-off (note 5)                                 942              589              500
            Prepaid expenses                                                                  167             (149)               -
            Due from (to) affiliates, net                                                    (616)            (915)              20
         Increase (decrease) in liabilities:
            Accounts payable & accrued liabilities                                            128               22              (95)
            Accrued recovery costs                                                            (11)              54               77
            Accrued damage protection plan costs                                              (31)            (115)             (36)
            Warranty claims                                                                   (61)             (62)             512
                                                                                   ---------------  ---------------  ---------------
               Net cash provided by operating activities                                   13,675           12,495           16,578
                                                                                   ---------------  ---------------  ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                         2,761            1,335            1,497
   Container purchases                                                                       (964)          (3,470)          (2,193)
                                                                                   ---------------  ---------------  ---------------
              Net cash provided by (used in) investing activities                           1,797           (2,135)            (696)
                                                                                   ---------------  ---------------  ---------------

Cash flows from financing activities:
    (Repayment of) borrowings from affiliates                                                (826)             826                -
    Redemptions of limited partnership units                                                 (327)            (104)             (71)
    Distributions to partners                                                             (12,495)         (13,112)         (14,410)
                                                                                   ---------------  ---------------  ---------------
               Net cash used in financing activities                                      (13,648)         (12,390)         (14,481)
                                                                                   ---------------  ---------------  ---------------

Net increase (decrease) in cash                                                             1,824           (2,030)           1,401

Cash at beginning of period                                                                   664            2,694            1,293
                                                                                   ---------------  ---------------  ---------------

Cash at end of period                                                              $        2,488   $          664   $        2,694
                                                                                   ===============  ===============  ===============

Interest paid during the period                                                    $           20   $            3   $            -
                                                                                   ===============  ===============  ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(A California Limited Partnership)

Statements of Cash Flows - Continued

Years ended December 31, 1998, 1997 and 1996
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 1998, 1997, 1996 and 1995 resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                     1998          1997           1996            1995
                                                                     ----          ----           ----            ----
Container purchases included in:
   Due to affiliates, net................................          $   16        $    2         $    5          $  53
   Container purchases payable...........................               -             -            361            349

Distributions to partners included in:
   Due to affiliates.....................................              10            11             18            115
   Deferred quarterly distributions......................             175           202            199            234

Proceeds from sale of containers included in:
   Due from affiliates...................................             792           286            361            360
   Accounts receivable...................................               -             -              -              2

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown on the Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                                                                                 1998            1997           1996
                                                                                 ----            ----           ----

Container purchases recorded.........................................        $    978         $ 3,106        $ 2,157
Container purchases paid.............................................             964           3,470          2,193

Distributions to partners declared...................................          12,467          13,108         14,278
Distributions to partners paid.......................................          12,495          13,112         14,410

Proceeds from sale of containers recorded............................           3,267           1,260          1,496
Proceeds from sale of containers received............................           2,761           1,335          1,497



See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes to Financial Statements

Years ended  December 31, 1998,  1997 and 1996
(Amounts in thousands  except for unit and per unit amounts)
--------------------------------------------------------------------------------


Note 1.  Summary of Significant Accounting Policies

      (a)  Nature of Operations

      Textainer Equipment Income Fund IV, L.P. (TEIF IV or the Partnership), a California limited partnership, with a maximum life of 20 years, was formed on October 30, 1991. The Partnership was formed to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, trailers and other container-related equipment. TEIF IV offered units representing limited partnership interests (Units) to the public until April 30, 1994, the close of the offering period, when a total of 6,845,903 Units had been purchased for a total of $136,918.

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited
      (TAS), a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. Effective November 1998, these services are being performed by TEM. The General Partners manage and control the affairs of the Partnership.

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are classified as operating leases or direct financing leases if they so qualify under Statement of Financial Accounting Standards No. 13: "Accounting for Leases". Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

      (c)  Use of Estimates

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (d)  Fair Value of Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1998 and 1997, the fair value of the Partnership's financial instruments approximate the related book value of such instruments.

      (e)  Container Rental Equipment

      Container rental equipment is recorded at the cost of the assets purchased, which includes acquisition fees, less depreciation charged. Depreciation of new containers is computed using the straight-line method over an estimated useful life of 12 years to a 28% salvage value. Used containers are depreciated based upon their estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the equipment accounts and any resulting gain or loss is recognized in income for the period.

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121), the Partnership periodically compares the carrying value of the equipment to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to estimated fair value. In addition, containers identified for disposal are recorded at the lower of carrying amount or fair value less cost to sell. Reductions to the carrying value of the containers and containers to be disposed of are described below.

      New container prices have been declining since 1995, and the cost of purchasing new containers at year-end 1998 was significantly less than the cost of containers purchased in the last several years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required, but that a write-down in value of certain containers identified for sale was required. In the fourth quarter of 1998, the Partnership recorded a charge of $457 for the expected loss on disposal of these containers. These containers were manufactured prior to 1993 and were located in certain low demand locations. This charge is only for those containers specifically identified as being for sale. If other containers manufactured prior to 1993, whether situated in these or other locations, are subsequently identified as available for sale, the Partnership may incur additional losses.

      The write-down was recorded as accumulated depreciation during the year ended December 31, 1998.

      (f)  Nature of Income from Operations

      Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the containers or the domicile of the lessees.

      For the years ended December 31, 1998, 1997 and 1996 no single lessee accounted for more than 10% of the Partnership's revenues.

      (g)  Allocation of Net Earnings and Partnership Distributions

      In accordance with the Partnership Agreement, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. However, not withstanding this general allocation, gross income, as defined in the Partnership Agreement, is specially allocated each year to the General Partners to the extent necessary to cause their Capital Account balances to be not less than zero.

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $175 and $202 at December 31, 1998 and 1997, respectively.

      (h)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (i)  Organization Costs

      Organization costs which resulted from the formation of the Partnership were capitalized and amortized on a straight-line basis over five years. These costs were fully amortized in 1997.

      (j)  Acquisition Fees

      In accordance with the Partnership Agreement, acquisition fees equal to 5% of the container purchase price were paid to TEM beginning in November 1998 and TAS through October 1998. These fees are capitalized as part of the cost of the containers.

      (k)  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 1998 and 1997, the amounts accrued were $128 and $139, respectively.

      (l)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 1998 and 1997, was $374 and $405, respectively.

      (m)  Warranty Claims

      During 1996 and 1995, the Partnership settled warranty claims against two container manufacturers. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable containers (ten years), reducing maintenance and repair costs over that time. At December 31, 1998 and 1997, the unamortized portion of the settlement amount was $476 and $537, respectively.

      (n)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 1998, 1997 and 1996, which were 6,819,646, 6,827,168, and 6,836,499, respectively.

      (o)  Redemptions

      The following redemption offerings were consummated by the Partnership during the years ended December 31, 1998, 1997 and 1996:

                                                         Units                 Average
                                                        Redeemed          Redemption Price           Amount Paid
                                                        --------          ----------------           -----------
      Balance forward December 31, 1995:                 6,025                 $15.90                    $  96
                                                        ------                                             ---

      Year ended December 31, 1996:
            1st quarter.......................           2,068                 $15.60                       32
            3rd quarter.......................           2,622                 $14.87                       39
                                                        ------                                             ---
                                                         4,690                 $15.19                       71
                                                        ------                                             ---

      Year ended December 31, 1997:
            1st quarter.......................           8,020                 $13.03                      104
                                                        ------                                             ---

      Year ended December 31, 1998:
            4th quarter.......................          30,090                 $10.88                      327
                                                        ------                                             ---

            Partnership to date...............          48,825                 $12.27                     $598
                                                        ======                                             ===

      The redemption price is fixed by formula.

      (p)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1998 financial statement presentation.

Note 2.  Transactions with Affiliates

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $47, $165, and $104 of container acquisition fees as part of container rental equipment costs during the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership incurred $517, $546, and $590 of incentive management fees during each of the three years ended December 31, 1998, 1997 and 1996. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates at December 31, 1998 and 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. In 1998, 1997 and 1996, equipment management fees totaled $1,454, $1,474, and $1,643, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and full payout net leases. The majority of the Partnership's leases are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                  1998         1997         1996
                                                  ----         ----         ----

            Salaries                           $   631      $   717      $   708
            Other                                  533          601          639
                                                 -----        -----        -----
               Total general and
                 administrative costs           $1,164       $1,318       $1,347
                                                 =====        =====        =====

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

                                                  1998         1997         1996
                                                  ----         ----         ----

            TEM                                 $1,054       $1,166       $1,173
            TFS                                    110          152          174
                                                 -----        -----        -----
               Total general and
                 administrative costs           $1,164       $1,318       $1,347
                                                 =====        =====        =====

      The General Partners, or TAS through October 1998, may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners and, prior to its liquidation, TAS are
      entitled  to  an  acquisition  fee  for  any  containers   resold  to  the
      Partnership.

      At December 31, 1998 and 1997, due from (to) affiliates is comprised of:

                                                             1998           1997
                                                             ----           ----
        Due from affiliates:
            Due from TEM.....................              $1,197         $  120
                                                            =====          =====

        Due to affiliates:
            Due to TL........................                   1            834
            Due to TCC.......................                   8             20
            Due to TAS.......................                   -              2
            Due to TFS.......................                  44             55
                                                           ------          -----

                                                           $   53         $  911
                                                           ======          =====

      Included in the amount due to TL at December 31, 1997 is $826 in loans used to facilitate container purchases. This loan was repaid on March 31, 1998. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above and in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $13 and $10 of interest expense on amounts due to the General Partners in the years ended December 31, 1998 and 1997, respectively. There was no interest expense incurred on amounts due to the General Partners during the year ended December 31, 1996.

Note 3.   Rentals under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at December 31, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

      Year ending December 31,

      1999....................................................             $ 509
      2000....................................................                61
      2001....................................................                26
      2002....................................................                10
      2003....................................................                 6
                                                                             ---

      Total minimum future rentals receivable.................             $ 612
                                                                             ===

Note 4.   Income Taxes

      At December 31, 1998, 1997 and 1996, there were temporary differences of $65,020, $57,135, and $44,197, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                              1998               1997             1996
                                                                              ----               ----             ----
      Net income per financial statements......................          $   5,011           $  5,750         $  8,329

      (Decrease) increase in provision for bad debt............             (1,007)                42               42
      Depreciation for income tax purposes in excess
        of depreciation for financial statement purposes.......            (10,433)           (13,367)         (13,198)
      Gain on sale of fixed assets for federal income
        tax purposes in excess of gain/loss recognized
        for financial statement purposes.......................              3,647                547              362
      Decrease in damage protection plan costs.................                (31)              (115)             (36)
      Warranty reserve income for tax purposes in excess
        of financial statement purposes........................                (61)               (61)              78
      Other....................................................                  -                 16               40
                                                                           --------           --------         --------

      Net loss for federal income tax purposes.................          $  (2,874)          $ (7,188)        $ (4,383)
                                                                           ========           ========         ========

Note 5.   Accounts Receivable Write-Off

      During 1998, the Partnership wrote-off $561 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 6.   Readiness for Year 2000

      Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at many companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The Partnership relies on the financial and operating systems provided by the General Partners; these systems include both information technology systems as well as non-information technology systems. There can be no assurance that issues related to the Year 2000 will not have a material impact on the financial condition, results of operations or cash flows of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and Textainer Inc. (TI), which comprised the Textainer Group. Effective October 1, 1993, the Textainer Group streamlined its organization by forming a new holding company, Textainer Group Holdings Limited (TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited
(TEM) is an Associate General Partner of the Partnership. TI was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to a corporate reorganization effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as Associate General Partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS now serves as the Managing General Partner and TEM and TL now serve as the Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS) was an affiliate of the General Partners and performed services related to the acquisition of equipment outside the United States on behalf of the Partnership. Effective November 1998, these services are performed by TEM.

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

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1998, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                              Age    Position
Neil I. Jowell                     65    Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                  54    President, CEO and Director of TGH, TEM, TL, TCC and TFS
John R. Rhodes                     49    Executive  Vice  President,  CFO, and Secretary of TGH, TEM, TL, TCC and TFS
                                         and Director of  TEM, TCC and TFS
James E. Hoelter                   59    Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                      60    Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                   77    Director of TGH and TL
Philip K. Brewer                   42    Senior Vice President - Asset Management Group, Director of TCC and TFS
Robert D. Pedersen                 40    Senior Vice President - Leasing Group, Director of TEM
Wolfgang Geyer                     45    Regional Vice President - Europe/Middle East/Persian Gulf
Mak Wing Sing                      41    Regional Vice President - South Asia
Masanori Sagara                    43    Regional Vice President - North Asia
Stefan Mackula                     46    Vice President - Equipment Resale
Anthony C. Sowry                   46    Vice President - Operations and Acquisitions
Ernest J. Furtado                  43    Vice  President - Finance and  Assistant  Secretary of TGH, TL, TEM, TCC and
                                         TFS, Director of TCC and TFS
Brian W. Anderson                  42    Vice President - Information Systems
Richard G. Murphy                  46    Vice President - Risk Management
Janet S. Ruggero                   50    Vice President - Administration and Marketing Services
Jens W. Palludan                   48    Vice President - Logistics Division
Isam K. Kabbani                    64    Director of TGH and TL
James A. C. Owens                  59    Director of TGH and TL
S. Arthur Morris                   65    Director of TGH, TEM and TL
Dudley R. Cottingham               47    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Cara D. Smith                      36    Member of Investment Advisory Committee
Nadine Forsman                     31    Controller of TCC and TFS

          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a Bachelor of Commerce L.L.B. from the University of Cape Town.

          John A. Maccarone is President, CEO and director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of TCC and TFS. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Association (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL, TCC and TFS and a director of TEM, TCC and TFS. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Equipment Investment Committee, the Credit Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital
Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          James E. Hoelter is a director of TGH, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr Hoelter was the president and chief executive officer of TGH and TL from 1993 to 1998. Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr.
Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present) and Forward Corporation (1997 to present). Both companies are publicly traded and are listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

          Harold J. Samson is a director of TGH and TL and is a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

          Philip K. Brewer was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing
Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is Senior Vice-President - Leasing Group and a Director of TEM, responsible for worldwide sales and marketing related activities and operations. Mr. Pedersen is a member of the Equipment Investment Committee and the Credit Committee (see "Committees" below). He joined Textainer in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Klinge Cool, a manufacturer of refrigerated container cooling units (from 1989 to 1991), where he was worldwide sales and marketing director, XTRA, a container lessor (from 1985 to 1988) and Maersk Line, a container shipping line (from 1978 to 1984). Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and the Merkonom Business School in Copenhagen, majoring in Company Organization.

         Wolfgang Geyer is based in Hamburg, Germany and is Regional Vice President - Europe/ Middle East/ Persian Gulf, responsible for coordinating all leasing activities in these areas of operation. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

         Mak Wing Sing is based in Singapore and is the Regional Vice  President
- South Asia, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong, South China (PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is based in Yokohama, Japan and is the Regional Vice President - North Asia, responsible for container leasing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's
Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager at IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

          Stefan Mackula is Vice President - Equipment Resale, responsible for coordinating the worldwide sale of equipment into secondary markets. Mr. Mackula also served as Vice President - Marketing from 1989 to 1991 where he was responsible for coordinating all leasing activities in Europe, Africa, and the Middle East. Mr. Mackula joined Textainer in 1983 as Leasing Manager for the United Kingdom. Prior to joining Textainer, Mr. Mackula held, beginning in 1972, a variety of positions in the international container shipping industry.

          Anthony C. Sowry is Vice President - Operations and Acquisitions. He is also a member of the Equipment Investment Committee and the Credit Committee (see "Committees", below). Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under Textainer's management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with Textainer in 1982, when he served as Fleet Quality Control Manager for Textainer Inc. until 1988. From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

          Ernest J. Furtado is Vice President - Finance and Assistant Secretary of TGH, TL, TEM, TCC and TFS and a Director of TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TL, TEM, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee for which he serves as Secretary (see "Committees", below). Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Brian Anderson is Vice President of Information Systems. In this capacity, he is responsible for the worldwide information systems of Textainer. He has been in the container industry since 1991 and has more than 15 years of Information Systems/Information Technology experience. Prior to joining Textainer in 1994, Mr. Anderson was the Vice-President of Information Systems for Trans-Ocean Leasing Corporation from 1991 to 1994. Mr. Anderson is a Certified Public Accountant and in the past has been technology consultant with Price Waterhouse and several Silicon Valley startups. Mr. Anderson holds Bachelors degrees in Philosophy and English and Masters degrees in Information Technology and Accounting.

          Richard G. Murphy is Vice President, Risk Management, responsible for all credit and risk management functions. He also supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Equipment Investment and Credit Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

          Janet S. Ruggero is Vice President, Administration and Marketing Services. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

          Jens W. Palludan is based in Hackensack, New Jersey and is the Vice President - Logistics Division, responsible for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position was that of General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

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

          James A.C. Owens is a director of TGH and TL. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

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

          Cara D. Smith is a member of the Investment Advisory Committee (see "Committees", below). Ms. Smith was the President and Chief Executive Officer of TCC Securities Corporation through June 1997 and a director of TCC and TFS through August 1997. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of Marketing. Ms. Smith has worked in the securities industry for the past 13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.

         Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee (See "Committees" below). As the Controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing this function. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG Peat Marwick LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman holds a B.S. in Accounting and Finance from San Francisco State University and holds a general securities license and a financial and operations principal securities license.


Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, John R. Rhodes, Anthony C. Sowry,
Richard G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen and Ernest J. Furtado.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry, Philip
K. Brewer and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Cara D. Smith, Ernest J. Furtado (Secretary), John R. Rhodes, Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.

ITEM 11.     EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TFS, TEM or TL for the remuneration payable to their executive officers. For information regarding reimbursements made by the Registrant to the General Partners, see note 2 of the Financial Statements in Item 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners

         There is no person or "Group" who is known to the Registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership interest in the Registrant.

(b)      Security Ownership of Management

         As of January 1, 1999:

                                                        Number
          Name of Beneficial Owner                     Of Units      % All Units
          ------------------------                     --------      -----------

          James E. Hoelter.......................       10,995         0.1611%
          John A. Maccarone......................        5,500         0.0806%
                                                        ------         -------

          Officers and Management
             as a Group..........................       16,495         0.2417%
                                                        ======         =======

(c)      Changes in control.

         Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

(a)      Transactions with Management and Others.

      At December 31, 1998 and 1997 due from (to) affiliates is comprised of:

                                                           1998             1997
                                                           ----             ----
         Due from affiliates:
          Due from TEM.................................  $1,197           $  120
                                                          =====             ====

         Due to affiliates:
          Due to TL....................................       1              834
          Due to TCC...................................       8               20
          Due to TAS...................................       -                2
          Due to TFS...................................      44               55
                                                          -----             ----
                                                             53              911
                                                          =====             ====

         Included in the amounts due to TL at December 31, 1997 is $826 in loans used to facilitate container purchases. This loan was repaid on March 31, 1998. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees and in the accrual and remittance of net rental revenues from TEM.

         It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $13 and $10 of interest expense on amounts due to the General Partners in the years ended December 31, 1998 and 1997, respectively. There was no interest expense incurred on amounts due to the General Partners during the year ended December 31, 1996.

         In addition, the Registrant paid or will pay the following amounts to the General Partners and TAS:

         Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                        1998              1997              1996
                                        ----              ----              ----

          TAS....................   $     31          $    165          $    104
          TEM....................         16                 -                 -
                                     -------           -------           -------

          Total..................   $     47          $    165          $    104
                                     =======           =======           =======

         Management fees in connection with the operations of the Registrant:


                                        1998              1997              1996
                                        ----              ----              ----

          TEM....................     $1,568            $1,594            $1,773
          TFS....................        403               426               460
                                       -----             -----             -----
          Total..................     $1,971            $2,020            $2,233
                                       =====             =====             =====

         Reimbursement for administrative costs in connection with of the operations of the Registrant:

                                        1998              1997              1996
                                        ----              ----              ----

          TEM....................     $1,054            $1,166            $1,173
          TFS....................        110               152               174
                                       -----             -----             -----
          Total..................     $1,164            $1,318            $1,347
                                       =====             =====             =====

(b)      Certain Business Relationships.

         Inapplicable.

(c)      Indebtedness of Management

         Inapplicable.

(d)      Transactions with Promoters

         Inapplicable.

See the "Management" and "Compensation of General Partners and Affiliates" sections of the Registrant's Prospectus, as supplemented, and the Notes to the Financial Statements in Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial  statements  of the Registrant for the year ended December 31, 1998 are contained in Item 8 of this Report.

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

(b) During the year ended 1998, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule



The Partners
Textainer Equipment Income Fund IV, L.P.:

Under the date of February 19, 1999, we reported on the balance sheets of Textainer Equipment Income Fund IV, L.P. (the Partnership) as of December 31, 1998 and 1997, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP



San Francisco, California
February 19, 1999






TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(A California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                            Charged                                    Balance
                                           Balance at       to Costs      Charged                       at End
                                           Beginning          and         to Other                        of
                                           of Period        Expenses      Accounts      Deduction       Period
                                           ---------        --------      --------      ---------      -------
For the year ended December 31, 1998:

Allowance for
  doubtful accounts                         $  1,433        $   (265)     $  (561)      $   (181)     $    426
                                              ------          ------       -------        -------      -------

Recovery cost reserve                       $    139        $    268      $    -        $   (279)     $    128
                                             -------          ------       -------        -------      -------

Damage protection
  plan reserve                              $    405        $    388      $    -        $   (419)     $    374
                                             -------          ------       -------        -------      -------


For the year ended December 31, 1997:

Allowance for
  doubtful accounts                         $  1,391        $    280      $    -        $   (238)     $  1,433
                                              ------          ------       -------        -------      -------

Recovery costs reserve                      $     85        $    279      $    -        $   (225)     $    139
                                            --------          ------       -------        -------      -------

Damage protection
  plan reserve                              $    520        $    291      $    -        $   (406)     $    405
                                             -------          ------       -------        -------      -------


For the year ended December 31, 1996:

Allowance for
  doubtful accounts                         $  1,349        $    234      $    -        $   (192)     $  1,391
                                              ------          ------       -------        -------      -------

Recovery cost reserve                       $      8        $    261      $    -        $   (184)     $     85
                                              ------          ------       -------        -------      -------

Damage protection
  plan reserve                              $    556        $    513      $    -        $   (549)     $    520
                                              ------          ------       -------        -------      -------

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

                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By____________________________
                                        John R. Rhodes
                                        Executive Vice President

Date:  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date


_____________________                              Executive Vice President                     March 29, 1999
John R. Rhodes                                     (Principal Financial and
                                                   Accounting Officer), Secretary
                                                   and Director

_____________________                              President (Principal Executive               March 29, 1999
John A. Maccarone                                  Officer), Director


_____________________                              Vice President, Finance,                     March 29, 1999
Ernest J. Furtado                                  Assistant Secretary and Director




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

                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     A California Limited Partnership


                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By /s/John R. Rhodes
                                       ____________________________
                                        John R. Rhodes
                                        Executive Vice President

Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date



/s/John R. Rhodes                                  Executive Vice President                     March 29, 1999
_____________________                              (Principal Financial and
John R. Rhodes                                     Accounting Officer), Secretary
                                                   and Director

/s/John A. Maccarone                               President (Principal Executive               March 29, 1999
_____________________                              Officer), Director
John A. Maccarone


/s/Ernest J. Furtado                               Vice President, Finance                      March 29, 1999
_____________________                              Assistant Secretary and Director
Ernest J. Furtado

