Form 10-Q
period 1999-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1999-08-13
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1999.

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


                  For the quarterly period ended June 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 1999

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 (unaudited)
          and December 31, 1998.............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12





TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 1999 and December 31, 1998
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                1999                    1998
                                                                           ----------------        ----------------
                                                                             (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $43,996 (1998:  $41,760) (note 4)                       $        74,595         $        79,251
Cash                                                                                 1,797                   2,488
Accounts receivable, net of allowance for doubtful
   accounts of $657 (1998:  $426)                                                    3,883                   4,597
Due from affiliates, net (note 2)                                                      566                   1,144
Prepaid expenses                                                                        10                      28
                                                                           ----------------        ----------------
                                                                           $        80,851         $        87,508
                                                                           ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           724         $           544
   Accrued liabilities                                                                 137                     150
   Accrued recovery costs                                                              161                     128
   Accrued damage protection plan costs                                                520                     374
   Warranty claims                                                                     445                     476
   Deferred quarterly distribution                                                     169                     175
                                                                           ----------------        ----------------
      Total liabilities                                                              2,156                   1,847
                                                                           ----------------        ----------------

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 78,695                  85,661
                                                                           ----------------        ----------------
      Total partners' capital                                                       78,695                  85,661
                                                                           ----------------        ----------------
                                                                           $        80,851         $        87,508
                                                                           ================        ================

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                             Three months         Three months       Six months        Six months
                                                                 Ended               Ended              Ended             Ended
                                                             June 30, 1999       June 30, 1998      June 30, 1999     June 30, 1998
                                                            ---------------     ---------------    ---------------   --------------
Rental income                                               $         4,060     $         5,369    $         8,372   $       10,886
                                                            ---------------     ---------------    ---------------   --------------

Costs and expenses:
   Direct container expenses                                          1,863               1,136              3,086            2,290
   Bad debt expense (benefit)                                            54                (145)               243             (131)
   Depreciation                                                       1,785               1,870              3,576            3,744
   Write-down of containers (note 4)                                     62                   -                311                -
   Professional fees                                                     11                  12                 20               19
   Management fees to affiliates (note 2)                               412                 505                843              992
   General and administrative costs to affiliates (note 2)              246                 307                542              658
   Other general and administrative costs                                44                  38                 87               95
                                                            ---------------     ---------------    ---------------   --------------
                                                                      4,477               3,723              8,708            7,667
                                                            ---------------     ---------------    ---------------   --------------
   (Loss) income from operations                                       (417)              1,646               (336)           3,219
                                                            ---------------     ---------------    ---------------   --------------

Other (expense) income:
   Interest income, net                                                  37                  22                 74               27
   (Loss) gain on sale of containers (note 4)                          (412)                  9               (491)             242
                                                            ---------------     ---------------    ---------------   --------------
                                                                       (375)                 31               (417)             269
                                                            ---------------     ---------------    ---------------   --------------

   Net (loss) earnings                                      $          (792)    $         1,677    $          (753)  $        3,488
                                                            ===============     ===============    ===============   ==============

Allocation of net (loss) earnings (note 2):
   General partners                                         $            32     $            32    $            64   $           65
   Limited partners                                                    (824)              1,645               (817)           3,423
                                                            ---------------     ---------------    ---------------   --------------

                                                            $          (792)    $         1,677    $          (753)  $        3,488
                                                            ===============     ===============    ===============   ==============
Limited partners' per unit share
   of net (loss) earnings                                   $         (0.12)    $          0.24    $         (0.12)  $         0.50
                                                            ===============     ===============    ===============   ==============

Limited partners' per unit share
   of distributions                                         $          0.45     $          0.45    $          0.90   $         0.91
                                                            ===============     ===============    ===============   ==============

Weighted average number of limited
   partnership units outstanding                                  6,793,790           6,827,168          6,793,790        6,827,168
                                                            ===============     ===============    ===============   ==============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Partners' Capital
                                                                    -------------------------------------------------------
                                                                       General             Limited              Total
                                                                    --------------     ----------------    ----------------

Balances at January 1, 1998                                         $           -      $        93,444     $        93,444

Distributions                                                                 (65)              (6,201)             (6,266)

Net earnings                                                                   65                3,423               3,488
                                                                    --------------     ----------------    ----------------
Balances at June 30, 1998                                           $           -      $        90,666     $        90,666
                                                                    ==============     ================    ================

Balances at January 1, 1999                                         $           -      $        85,661     $        85,661

Distributions                                                                 (64)              (6,115)             (6,179)

Redemptions (note 5)                                                            -                  (34)                (34)

Net loss                                                                       64                 (817)               (753)
                                                                    --------------     ----------------    ----------------
Balances at June 30, 1999                                           $           -      $        78,695     $        78,695
                                                                    ==============     ================    ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                           1999                 1998
                                                                                      ----------------     ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                                $          (753)     $         3,488
   Adjustments to reconcile net (loss) earnings to
      net cash provided by operating activities:
        Depreciation                                                                            3,576                3,744
       Write-down of containers (note 4)                                                          311                    -
        Increase (decrease) in allowance for doubtful accounts, excluding
            write-off (note 6)                                                                    231                 (216)
        Loss (gain) on sale of containers                                                         491                 (242)
         (Increase) decrease in assets:
            Accounts receivable, excluding write-off (note 6)                                     502                  563
            Due from affiliates, net                                                              280                 (333)
            Prepaid expenses                                                                       18                   58
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                              167                   61
            Accrued recovery costs                                                                 33                  (57)
            Accrued damage protection plan costs                                                  146                   (9)
            Warranty claims                                                                       (31)                 (30)
                                                                                      ----------------     ----------------
               Net cash provided by operating activities                                        4,971                7,027
                                                                                      ----------------     ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                             2,045                1,188
   Container purchases                                                                         (1,488)                (181)
                                                                                      ----------------     ----------------
              Net cash provided by investing activities                                           557                1,007
                                                                                      ----------------     ----------------

Cash flows from financing activities:
    Repayment of  borrowings from affiliates                                                        -                 (826)
    Redemptions of limited partnership units                                                      (34)                   -
    Distributions to partners                                                                  (6,185)              (6,274)
                                                                                      ----------------     ----------------
               Net cash used in financing activities                                           (6,219)              (7,100)
                                                                                      ----------------     ----------------

Net (decrease) increase in cash                                                                  (691)                 934

Cash at beginning of period                                                                     2,488                  664
                                                                                      ----------------     ----------------
Cash at end of period                                                                 $         1,797      $         1,598
                                                                                      ================     ================
Interest paid during the period                                                       $             -      $            16
                                                                                      ================     ================


See accompanying notes to financial statements






TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                 June 30       Dec. 31          June 30        Dec. 31
                                                                   1999           1998             1998          1997
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Due to affiliates..............................               $ 13           $ 16             $  8          $  2

Distributions to partners included in:
     Due to affiliates..............................                 10             10               10            11
     Deferred quarterly distributions...............                169            175              195           202

Proceeds from sale of containers included in:
     Due from affiliates............................                491            792              306           286

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                                                   1999           1998
                                                                                                   ----           ----

Container purchases recorded......................................................               $1,485     $     187
Container purchases paid..........................................................                1,488           181

Distributions to partners declared................................................                6,179         6,266
Distributions to partners paid....................................................                6,185         6,274

Proceeds from sale of containers recorded.........................................                1,744         1,208
Proceeds from sale of containers received.........................................                2,045         1,188


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 1999 and 1998, have been made.

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

      In accordance with the Partnership Agreement, sections 3.10 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $71 and $9 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 1999 and 1998, respectively. The Partnership incurred $129 and $258 of incentive management fees during the three and six-month periods ended June 30, 1999 and $129 and $259 for the comparable periods in 1998. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $283 and $585 for the three and six-month periods ended June 30, 1999 and $376 and $733 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership for the three and six-month periods ended June 30, 1999 and 1998 were as follows:

                                                        Three months                 Six months
                                                       ended June 30,              ended June 30,
                                                       ---------------             ---------------
                                                       1999       1998             1999       1998
                                                       ----       ----             ----       ----
               Salaries                                $132       $159             $289       $328
               Other                                    114        148              253        330
                                                       ----       ----             ----       ----
                 Total general and
                    administrative costs               $246       $307             $542       $658
                                                       ====       ====             ====       ====

      TEM allocates these general and administrative costs based on the ratio of the  Partnership's  interest  in  the  managed  containers  to  the  total container  fleet  managed by TEM during the period.  TFS  allocates  these costs  based on the  ratio of the  Partnership's  containers  to the total container  fleet of all limited  partnerships  managed by TFS. The General
      Partners allocated the following general and  administrative  costs to the
      Partnership  for the three and  six-month  periods ended June 30, 1999 and
      1998:
                                                        Three months                 Six months
                                                       ended June 30,              ended June 30,
                                                       ---------------             ---------------
                                                       1999       1998             1999       1998
                                                       ----       ----             ----       ----

               TEM                                     $220        277             $485       $596
               TFS                                       26         30               57         62
                                                       ----       ----             ----       ----
                 Total general and
                    administrative costs               $246       $307             $542       $658
                                                       ====       ====             ====       ====

      The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners are entitled to an acquisition fee for any containers resold to the Partnership.

      At June 30, 1999 and December 31, 1998, due from affiliates, net was comprised of:

                                                           1999            1998
                                                          -----           -----
      Due from affiliates:
        Due from TEM...................................    $623          $1,197
                                                          -----           -----

      Due to affiliates:
        Due to TFS.....................................      50              44
        Due to TCC.....................................       6               8
        Due to TL......................................       1               1
                                                          -----           -----
                                                             57              53
                                                          -----           -----
      Due from affiliates, net                             $566          $1,144
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

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. On March 31, 1998, the Partnership repaid its loan of $826 from TL, which was used to facilitate container purchases. The Partnership incurred $16 of interest expense on amounts due to the General Partners for the six-month period ended June 30, 1998. There was no interest expense incurred on amounts due to the General Partners for the three-month period ended June 30, 1998 or for the three and six-month periods ended June 30, 1999.

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

           Year ending June 30:

           2000.............................................             $457
           2001.............................................              108
           2002.............................................               64
           2003.............................................               17
           2004.............................................               10
                                                                         ----
           Total minimum future rentals receivable..........             $656
                                                                         ====

Note 4.   Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during the first half of 1999 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the six-month period ended June 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

      At December 31, 1998, the Partnership recorded additional depreciation expense of $457 to write down the value of 844 containers identified for sale in low demand locations. During the six-month period ended June 30, 1999, the Partnership sold 312 of these previously written down containers for a loss of $68 and recorded an additional depreciation expense of $311 to write down the value of 426 additional containers subsequently identified for sale in these locations. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-downs recorded in 1998, due to unexpected declines in container sales prices.

      If more containers in these or other low-demand locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the six-month period ended June 30, 1999:

                                                               Units              Average
                                                              Redeemed        Redemption Price         Amount Paid
                                                              --------        ----------------         -----------
     Inception through December 31, 1998........               48,825               $12.27                $  599

     Quarter ended:
           March 31, 1999.......................                3,288               $10.35                    34
                                                               ------                                       ----


     Partnership to date........................               52,113               $12.14                $  633
                                                               ======                                       ====

      There were no redemptions during the six-month period ended June 30, 1998. The redemption price is fixed by formula.

Note 6.   Accounts Receivable Write-Off

      During  March  1998,   the   Partnership   wrote-off  $561  of  delinquent
      receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 7.   Readiness for Year 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 1999, the Partnership redeemed 3,288 units for a total dollar amount of $34. The Partnership used excess cash to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 9% of their original investment. During the six-month period ended June 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through May 1999, in the amount of $6,115. On a cash basis, $4,971 of these distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, the entire distribution was a return of capital. Beginning with cash distributions to limited partners for the month of July 1999, payable August 1999, the Partnership will make distributions at an annualized rate of 8% on each unit. This reduction is the result of current market conditions which are discussed in detail below.

At June 30, 1999, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ended June 30, 1999 and 1998, was $4,971 and $7,027, respectively. The decrease of $2,056 was primarily attributable to the decline in net earnings adjusted for non-cash transactions, offset by fluctuations in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decline in rental income, which is discussed more fully in "Results of Operations". The fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the six-month periods ended June 30, 1999 and 1998, net cash provided by investing activities (the purchase and sale of containers) was $557 and $1,007, respectively. The decrease of $450, or 45%, was primarily due to the Partnership having purchased more containers during the six-month period ended June 30, 1999 than during the comparable period in 1998; however, the Partnership both sold and purchased more containers during 1999 compared to 1998. The increase in container sales during 1999 was primarily due to the Partnership having sold containers located in low demand locations as discussed below in "Results of Operations". The Partnership also sells containers when (i) a container reaches the end of its useful life and (ii) an analysis indicates that the sale is warranted due to existing market conditions and the container's age, location and condition. Until market conditions improve, the Partnership plans to continue to sell certain containers in low demand locations and proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale of these and other containers.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased may not equal the number of containers sold, as new container prices are likely to be greater than proceeds from container sales. Market conditions have also had an adverse effect on the average amount of sales proceeds recently realized from container sales. Additionally, these market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for additional container purchases, which has resulted in lower than anticipated reinvestment in containers. Market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----
                 Beginning container fleet...............     34,661      36,409
                 Ending container fleet..................     34,101      35,803
                 Average container fleet.................     34,381      36,106

The decline in the average container fleet of 5% from the six-month period ended June 30, 1998 to the comparable period in 1999 was due to the Partnership having sold more containers than it purchased since June 30, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 69% and 81% on average during the six months ended June 30, 1999 and 1998, respectively. This decline in average utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1999 and 1998.

The Partnership's loss from operations for the six-month period ended June 30, 1999 was $336 on rental income of $8,372, compared to income from operations of $3,219 on rental income of $10,886 for the comparable period in 1998. The decrease in rental income of $2,514, or 23%, from the six-month period ended June 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $2,047, or 21%, primarily due to decreases in average on-hire utilization of 15%, average container fleet of 5% and average rental rates of 3%. Rental income was also adversely affected by the increase in leasing incentives; however, the decline in utilization, which is discussed below, had the most significant adverse effect on rental income.

The decline in average utilization from the six-month period ended June 30, 1998 to the equivalent period in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance in Asia. Rental rates have also declined as shipping lines continued to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has resulted in the continuing build-up of containers in lower demand locations. The General Partners have continued their efforts to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. The Partnership continued to incur increased direct container expenses in 1999 as a result of this repositioning. For the near-term, the General Partners plan to monitor market conditions to determine whether additional repositioning efforts are required. However, currently there are no significant repositioning efforts planned.

The Partnership also plans to continue to sell certain containers located in lower demand locations. The decision to sell these containers is based on the current expectation that the economic benefit of selling these containers and using the related sales proceeds to purchase new containers in high demand locations is greater than the economic benefit of continuing to own these containers. The majority of the containers sold during 1998 and 1999 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life and shipping lines' preference for leasing newer containers.

Because of the decision to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on these containers during 1999 were lower than the estimates used for the write-down recorded in 1998 and the first quarter of 1999, resulting in the Partnership incurring losses upon the sale of these containers. The Partnership recorded additional write-downs during the second quarter of 1999 on certain containers, which were identified as meeting the same criteria for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate for or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six months ended June 30, 1999, the total of these other rental income items was $827, a decrease of $467 from the equivalent period in 1998. This decrease was primarily due to decreases in location and handling income of $321 and $124, respectively. Location income decreased primarily due to an increase in credits given to lessees for picking up containers from certain locations and a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased due to decreases in the average handling price charged per container and container movement.

Direct container expenses increased $796, or 35%, from the six-month period ending June 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in storage, repositioning and DPP expenses of $423, $249 and $243, respectively. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container. The repositioning expense increase resulted from more containers being repositioned at a higher average repositioning cost per container. The increase in repositioning is partly a result of the current trade imbalance which has created areas with lower demand for leased containers. DPP expense increased primarily due to increases in the average DPP cost per container and in the number of containers covered by DPP in the six-month period ended June 30, 1999 compared to the same period in 1998.

Bad debt expense increased from a benefit of $131 for the six-month period ended June 30, 1998 to an expense of $243 in the comparable period in 1999. The write-off of certain receivables that had reserves in excess of the receivable due to insurance proceeds received and the resolution of payment issues with one lessee during 1998 were primarily responsible for lower cost in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense decreased $168, or 4%, from the six-month period ended June 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during the first half of 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the six-month period ended June 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

At December 31, 1998, the Partnership recorded additional depreciation expense of $457 to write down the value of 844 containers identified for sale in low demand locations. During the six-month period ended June 30, 1999, the Partnership sold 312 of these previously written down containers for a loss of $68 and recorded an additional depreciation expense of $311 to write down the value of 426 additional containers subsequently identified for sale in these locations. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-down recorded in 1998, due to unexpected declines in container sales prices.

If more containers in these or other low demand locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $149, or 15%, from the six-month period ended June 30, 1998 to the comparable period in 1999 due to the decrease in equipment management fees. The decrease in equipment management fees resulted primarily from the decrease in rental income, upon which the management fee is primarily based. For the six-month period ended June 30, 1999, these fees were approximately 7% of rental income. Equipment management fees for the six-month period ended June 30, 1998 were only 6% of rental income due to the effect of an adjustment resulting from the write-off of receivables for two lessees. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, were comparable at $258 and $259 for the periods ended June 30, 1999 and 1998, respectively.

General and administrative costs to affiliates decreased $116, or 18%, from the six-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income decreased from income of $269 for the six-month period ended June 30, 1998 to an expense of $417 for the equivalent period in 1999. The decrease was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $242 for the six-month period ended June 30, 1998 to a loss of $491 for the equivalent period in 1999. The loss on sale of containers recorded in 1999 was due to the Partnership having sold containers with higher book values at lower average sales prices per container compared to 1998 and due to the loss recorded on the sale of containers previously written down as discussed above.

Net earnings per limited partnership unit decreased from earnings of $0.50 for the six-month period ended June 30, 1998 to a loss of $0.12 for the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from earnings of $3,423 to a loss of $817, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1999 and 1998.

The Partnership's loss from operations for the three-month period ending June 30, 1999 was $417 on rental income of $4,060, compared to income from operations of $1,646 on rental income of $5,369 for the comparable period in 1998. The decrease in rental income of $1,309, or 24%, from the three-month period ended June 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $1,098, or 23%, due to decreases in average on-hire utilization of 15%, average container fleet of 4%, and average rental rates of 2%. Leasing incentives also increased; however, the decline in utilization had the most significant adverse effect on rental income.

For the three-month period ended June 30, 1999, other rental income was $359, a decrease of $211 from the equivalent period in 1998. Other income decreased primarily due to decreases in location and handling income of $165 and $45, respectively. Location income decreased due to an increase in credits given to lessees for picking up containers from certain locations. Handling income decreased primarily due to a decrease in the average handling price charged per container, offset by an increase in container movement during the three-month period ended June 30, 1999 compared to the equivalent period in 1998.

Direct container expenses increased $727, or 64% from the three-month period ending June 30, 1998 to the equivalent period in 1999, primarily due to the increases in repositioning, DPP and storage expenses of $287, $235 and $205, respectively. The repositioning expense increase resulted from more containers being repositioned at a higher average repositioning cost per container. DPP expense increased primarily due to a higher average DPP cost per container and an increase in the number of containers covered by DPP during the three-month period ended June 30, 1999 compared to the same period in 1998. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container.

Bad debt expense increased from a benefit of $145 for the three-month period ended June 30, 1998 to an expense of $54 for the comparable period in 1999. The resolution of payment issues with one lessee during 1998 and lower 1998 reserve requirements were primarily responsible for the lower cost in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense decreased $85, or 5%, from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

During the three-month period ended June 30, 1999, the Partnership sold 147 previously written down containers for a loss of $35 and recorded an additional depreciation expense of $201 to write down the value of 144 additional containers subsequently identified for sale in certain low demand locations.

Management fees to affiliates decreased $93, or 18%, from the three-month period ended June 30, 1998 to the comparable period in 1999, due to a decrease in equipment management fees. These fees were approximately 7% of rental income and decreased primarily due to the decrease in rental income.

General and administrative costs to affiliates decreased $61, or 20%, from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other income decreased from income of $31 for the three-month period ended June 30, 1998 to an expense of $375 for the comparable period in 1999. The decrease was primarily due to the increase of $421 in loss on sale of containers resulting primarily from the Partnership having sold containers with higher book values at lower average sales prices.

Net earnings per limited partnership unit decreased from earnings of $0.24 for the three-month period ended June 30, 1998 to a loss of $0.12 for the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from earnings of $1,645 to a loss of $824, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1999, which would result in such a risk materializing.

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

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to the Partnership's lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to 90% of these letters with all but seven respondents representing that they are or will be Year 2000 compliant. The General Partners are continuing to follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. Non-compliance by these seven respondents and by the remaining non-respondents is not expected to have a material adverse effect on the Partnership's operations or financial condition.

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

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis, causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. The Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the representations and warranties collected in good faith by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect, as the information collected was not be independently verified by the General Partners. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  August 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1999
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1999
John A. Maccarone                        Officer)





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


                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/John R. Rhodes
                                        ______________________________
                                        John R. Rhodes
                                        Executive Vice President


Date:  August 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/John R. Rhodes                        Executive Vice President,                      August 13, 1999
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 August 13, 1999
________________________                 Officer)
John A. Maccarone


