Form 10-Q
period 1999-09-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 1999-11-12
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1999.

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


                For the quarterly period ended September 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1999

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (unaudited)
          and December 31, 1998...............................................................        3


          Statements of Operations for the three and nine months
          ended September 30, 1999 and 1998 (unaudited).......................................        4


          Statements of Partners' Capital for the nine months
          ended September 30, 1999 and 1998 (unaudited).......................................        5


          Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998 (unaudited).......................................        6


          Notes to Financial Statements (unaudited)...........................................        8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................................       12





TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                1999                    1998
                                                                           ----------------        ----------------
                                                                              (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $44,520 (1998:  $41,760) (note 4)                      $         71,444        $         79,251
Cash                                                                                 1,769                   2,488
Accounts receivable, net of allowance for doubtful
   accounts of $732 (1998:  $426)                                                    4,136                   4,597
Due from affiliates, net (note 2)                                                      803                   1,144
Prepaid expenses                                                                         -                      28
                                                                           ----------------        ----------------

                                                                          $         78,152        $         87,508
                                                                           ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $            647        $            544
   Accrued liabilities                                                                 248                     150
   Accrued recovery costs                                                              174                     128
   Accrued damage protection plan costs                                                529                     374
   Warranty claims                                                                     430                     476
   Deferred quarterly distributions                                                    149                     175
                                                                           ----------------        ----------------

      Total liabilities                                                              2,177                   1,847
                                                                           ----------------        ----------------

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 75,975                  85,661
                                                                           ----------------        ----------------

      Total partners' capital                                                       75,975                  85,661
                                                                           ----------------        ----------------


                                                                          $         78,152        $         87,508
                                                                           ================        ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                          Three months          Three months         Nine months         Nine months
                                                                 Ended                 Ended               Ended               Ended
                                                        Sept. 30, 1999        Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                                        --------------        --------------      --------------      --------------

Rental income                                          $        4,334        $        5,378      $       12,706      $       16,716
                                                        --------------        --------------      --------------      --------------

Costs and expenses:
   Direct container expenses                                    1,377                 1,219               4,463               3,961
   Bad debt expense (benefit)                                     100                   (49)                343                (180)
   Depreciation                                                 1,748                 1,861               5,324               5,605
   Write-down of containers (note 4)                              135                     -                 446                   -
   Professional fees                                               32                    10                  52                  29
   Management fees to affiliates (note 2)                         416                   503               1,259               1,495
   General and administrative costs to affiliates (note 2)        185                   281                 727                 939
   Other general and administrative costs                          46                    46                 133                 141
                                                        --------------        --------------      --------------      --------------

                                                                4,039                 3,871              12,747              11,990
                                                        --------------        --------------      --------------      --------------

   Income from operations                                         295                 1,507                 (41)              4,726
                                                        --------------        --------------      --------------      --------------

Other (expense) income:
   Interest income, net                                            27                    34                 101                  61
   (Loss) gain on sale of containers                             (181)                  (88)               (672)                154
                                                        --------------        --------------      --------------      --------------

                                                                 (154)                  (54)               (571)                215
                                                        --------------        --------------      --------------      --------------

   Net earnings (loss)                                 $          141        $        1,453      $         (612)     $        4,941
                                                        ==============        ==============      ==============      ==============

Allocation of net earnings (loss) (note 2):
   General partners                                    $           30        $           33      $           94      $           98
   Limited partners                                               111                 1,420                (706)              4,843
                                                        --------------        --------------      --------------      --------------

                                                       $          141        $        1,453      $         (612)     $        4,941
                                                        ==============        ==============      ==============      ==============
Limited partners' per unit share
   of net earnings (loss)                              $         0.02        $         0.21      $        (0.10)     $         0.71
                                                        ==============        ==============      ==============      ==============

Limited partners' per unit share
   of distributions                                    $         0.42         $        0.45      $         1.32      $         1.36
                                                        ==============        ==============      ==============      ==============

Weighted average number of limited
   partnership units outstanding                            6,793,790             6,827,168           6,793,790           6,827,168
                                                        ==============        ==============      ==============      ==============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Partners' Capital
                                                                    -------------------------------------------------------
                                                                       General             Limited              Total
                                                                    --------------     ----------------    ----------------

Balances at January 1, 1998                                       $             -    $          93,444   $          93,444

Distributions                                                                 (98)              (9,273)             (9,371)

Net earnings                                                                   98                4,843               4,941
                                                                    --------------     ----------------    ----------------

Balances at September 30, 1998                                    $             -    $          89,014   $          89,014
                                                                    ==============     ================    ================

Balances at January 1, 1999                                       $             -    $          85,661   $          85,661

Distributions                                                                 (94)              (8,946)             (9,040)

Redemptions (note 5)                                                            -                  (34)                (34)

Net loss                                                                       94                 (706)               (612)
                                                                    --------------     ----------------    ----------------

Balances at September 30, 1999                                    $             -    $          75,975   $          75,975
                                                                    ==============     ================    ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                             1999                 1998
                                                                                       ----------------     ----------------

Cash flows from operating activities:
   Net (loss) earnings                                                              $             (612)   $           4,941
   Adjustments to reconcile net (loss) earnings to
      net cash provided by operating activities:
       Depreciation                                                                             5,324                5,605
       Write-down of containers (note 4)                                                           446                    -
       Increase (decrease) in allowance for doubtful accounts, excluding
            write-off (note 6)                                                                     306                 (298)
       Loss (gain) on sale of containers                                                          672                 (154)
       (Increase) decrease in assets:
            Accounts receivable, excluding write-off (note 6)                                      197                  823
            Due from affiliates, net                                                               105                 (362)
            Prepaid expenses                                                                        28                  174
       Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                               201                  182
            Accrued recovery costs                                                                  46                  (27)
            Accrued damage protection plan costs                                                   155                   10
            Warranty claims                                                                        (46)                 (46)
                                                                                       ----------------     ----------------


               Net cash provided by operating activities                                         6,822               10,848
                                                                                       ----------------     ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                              3,113                1,681
   Container purchases                                                                          (1,553)                (360)
                                                                                       ----------------     ----------------

              Net cash provided by investing activities                                          1,560                1,321
                                                                                       ----------------     ----------------

Cash flows from financing activities:
    Repayment of  borrowings from affiliates                                                         -                 (826)
    Redemptions of limited partnership units                                                       (34)                   -
    Distributions to partners                                                                   (9,067)              (9,395)
                                                                                       ----------------     ----------------

               Net cash used in financing activities                                            (9,101)             (10,221)
                                                                                       ----------------     ----------------

Net (decrease) increase in cash                                                                   (719)               1,948

Cash at beginning of period                                                                      2,488                  664
                                                                                       ----------------     ----------------

Cash at end of period                                                               $            1,769    $           2,612
                                                                                       ================     ================

Interest paid during the period                                                     $                -    $              16
                                                                                       ================     ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                               Sept. 30        Dec. 31         Sept. 30       Dec. 31
                                                                   1999           1998             1998          1997
                                                               ---------       --------        ---------      --------

Container purchases included in:
     Due to affiliates..............................               $  -           $ 16             $  -          $  2
     Container purchases payable....................                  -              -              289             -

Distributions to partners included in:
     Due to affiliates..............................                  9             10               10            11
     Deferred quarterly distributions...............                149            175              179           202

Proceeds from sale of containers included in:
     Due from affiliates............................                539            792              370           286

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                                                   1999          1998
                                                                                                   ----          ----

Container purchases recorded......................................................               $1,537        $  647
Container purchases paid..........................................................                1,553           360

Distributions to partners declared................................................                9,040         9,371
Distributions to partners paid....................................................                9,067         9,395

Proceeds from sale of containers recorded.........................................                2,860         1,765
Proceeds from sale of containers received.........................................                3,113         1,681


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1999, and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 1999 and 1998, have been made.

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

Note 2.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited
      (TAS), a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. Effective November 1998, these services are being performed by TEM. The General Partners manage the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $73 and $31 of container acquisition fees as a component of container costs during the nine-month periods ended September 30, 1999 and 1998, respectively. The Partnership incurred $114 and $372 of incentive management fees during the three and nine-month periods ended September 30, 1999 and $129 and $388 for the comparable periods in 1998. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $302 and $887 for the three and nine-month periods ended September 30, 1999 and $374 and $1,107 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                        Three months                 Nine months
                                                      ended Sept. 30,              ended Sept. 30,
                                                      ---------------              ---------------
                                                      1999       1998              1999       1998
                                                      ----       ----              ----       ----

               Salaries                               $108       $150              $397       $479
               Other                                    77        131               330        460
                                                       ---        ---               ---        ---
                 Total general and
                    administrative costs              $185       $281              $727       $939
                                                       ===        ===               ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998:

                                                        Three months                 Nine months
                                                      ended Sept. 30,              ended Sept. 30,
                                                      ---------------              ---------------
                                                      1999       1998              1999       1998
                                                      ----       ----              ----       ----

               TEM                                    $163       $254              $648       $850
               TFS                                      22         27                79         89
                                                       ---        ---               ---        ---
                 Total general and
                    administrative costs              $185       $281              $727       $939
                                                       ===        ===               ===        ===

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

      At September 30, 1999 and December 31, 1998, due from affiliates, net was comprised of:

                                                                                   1999       1998
                                                                                   ----       ----
                  Due from affiliates:
                           Due from TEM...................................         $866     $1,197
                                                                                    ---      -----

                  Due to affiliates:
                           Due to TFS.....................................           44         44
                           Due to TCC.....................................           18          8
                           Due to TL......................................            1          1
                                                                                    ---      -----
                                                                                     63         53
                                                                                    ---      -----

                  Due from affiliates, net                                         $803     $1,144
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

           Year ending September 30:

           2000.............................................           $1,236
           2001.............................................              391
           2002.............................................              305
           2003.............................................               59
           2004.............................................               22
                                                                        -----

           Total minimum future rentals receivable..........           $2,013
                                                                        =====

Note 4.   Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

      At December 31, 1998, the Partnership recorded a write-down of $457 on 844 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership recorded write-downs of $446 on the previously identified containers and 642 additional containers subsequently identified for sale in these locations and sold 755 previously written down containers for a loss of $192. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, due to unexpected declines in container sales prices.

      If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write down of container rental equipment and/or an increase in its depreciation rate may be required in future periods.

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month period ended September 30, 1999:

                                                           Units                Average
                                                          Redeemed          Redemption Price        Amount Paid
                                                          --------          ----------------        -----------

     Inception through December 31, 1998........           48,825                $12.27                $599

     Nine-month period ended:
           September 30, 1999...................            3,288                $10.34                  34
                                                           ------                                       ---


     Partnership to date........................           52,113                $12.15                $633
                                                           ======                                       ===

      There were no redemptions during the nine-month period ended September 30, 1998. The redemption price is fixed by formula.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on September 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 1999, the Partnership redeemed 3,288 units for a total dollar amount of $34. The Partnership used excess cash to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 8% of their original investment. During the nine-month period ended September 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through August 1999, in the amount of $8,946. On a cash basis, $6,822 of these distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, the entire distribution was a return of capital. Beginning with cash distributions to limited partners for the month of October 1999, payable November 1999, the Partnership will make distributions at an annualized rate of 7% on each unit. This reduction is the result of current market conditions, which are discussed in detail below.

At  September  30,  1999,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 1999 and 1998, was $6,822 and $10,848, respectively. The decrease of $4,026, or 37%, was primarily attributable to the decline in net earnings adjusted for non-cash transactions and the smaller decrease in accounts receivable, excluding write off, offset by fluctuations in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". The decrease in accounts receivable, excluding write off, during the nine-month period ended September 30, 1999 was primarily due to the decrease in rental income offset by an increase in the average collection period of accounts receivable. Accounts receivable, excluding write-off, decreased during the nine-month period ended September 30, 1998 primarily due to a decrease in the average collection period of accounts receivable during the period. The fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the nine-month periods ended September 30, 1999 and 1998, net cash provided by investing activities (the purchase and sale of containers) was $1,560 and $1,321, respectively. The increase of $239, or 18%, was primarily due to an increase in container sales, offset by the Partnership having purchased more containers during the nine-month period ended September 30, 1999 compared to the same period in 1998. The increase in container sales during 1999 was primarily due to the Partnership having sold containers located in low demand locations as discussed below in "Results of Operations". Until market conditions improve, the Partnership plans to continue to sell certain containers in low demand locations. The Partnership also sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted due to existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However the number of additional containers purchased is not likely to equal the number of containers sold, as new container prices are likely to be greater than proceeds from container sales. Market conditions have had an adverse effect on the average sales proceeds recently realized from container sales and have contributed to a lower than anticipated rate of reinvestment. Additionally, these market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for additional container purchases, which has contributed to a lower than anticipated reinvestment in containers. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............     34,661      36,409
                 Ending container fleet..................     33,321      35,608
                 Average container fleet.................     33,991      36,009

The decline in the average container fleet of 6% from the nine-month period ended September 30, 1998 to the comparable period in 1999 was due to the Partnership having sold more containers than it purchased since September 30, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners.
Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 69% and 80% on average during the nine months ended September 30, 1999 and 1998, respectively. This decline in average utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1999 and 1998.

The Partnership's income (loss) from operations for the nine-month periods ended September 30, 1999 and 1998 was a loss of $41 and income of $4,726, respectively, on rental income of $12,706 and $16,716, respectively. The decrease in rental income of $4,010, or 24%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $3,016, or 21%, primarily due to decreases in average on-hire utilization of 14%, average container fleet of 6% and average rental rates of 3%. Rental income was also adversely affected by an increase in leasing incentives; however, the decline in utilization, which is discussed below, had the most significant adverse effect on rental income.

The decline in average utilization from the three and nine-month periods ended September 30, 1998 to the equivalent periods in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance with Asia. Rental rates have also declined as shipping lines continue to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has been the primary cause of the continuing build-up of containers in lower demand locations. The General Partners have continued to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. Partially as a result of this effort, utilization has remained comparable during the first three quarters of 1999 and has been steadily increasing since August 1999. However, as a result of the repositioning effort, the Partnership continued to incur increased direct container expenses in 1999. For the near-term, the General Partners plan to continue this repositioning effort.

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

Because of the decision to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on these containers during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, resulting in the Partnership incurring losses upon the sale of these containers. The Partnership recorded additional write-downs during 1999 on previously written down containers and on certain other containers, which were identified as meeting the same criteria for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate for or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that utilization, lease rates and container sale prices could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine months ended September 30, 1999, the total of these other rental income items was $1,458, a decrease of $994 from the equivalent period in 1998. This decrease was primarily due to decreases in location and handling income of $847 and $129, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations and an increase in credits given to lessees for picking up containers from certain locations. Handling income decreased primarily due to a decrease in the average handling price charged per container. The 6% decline in the average container fleet also contributed to these declines.

Direct container expenses increased $502, or 13%, from the nine-month period ending September 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in storage and DPP expenses of $586 and $323, respectively, offset by a decrease in repositioning expense of $286. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container. DPP expense increased primarily due to increases in the average DPP cost per container and in the number of containers covered by DPP. Repositioning expense decreased primarily due to the decrease in the number of containers repositioned in the nine-month period ended September 30, 1999 compared to the same period in 1998.

Bad debt expense increased from a benefit of $180 for the nine-month period ended September 30, 1998 to an expense of $343 in the comparable period in 1999. The effect of insurance proceeds received during the nine-month period ended September 30, 1998 relating to certain receivables against which reserves had been recorded in 1994 and 1995 as well as the resolution of payment issues with one lessee during 1998 were primarily responsible for the benefit recorded in 1998 and, therefore, a portion of the increase in bad debt expense between the periods. The remaining increase was primarily due to increased reserve requirements in 1999.

Depreciation expense decreased $281, or 5%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

At December 31, 1998, the Partnership recorded a write-down of $457 on 844 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership recorded additional write-downs of $446 on previously identified containers and 642 additional containers subsequently identified for sale in these locations and sold 755 previously written down containers for a loss of $192. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, due to unexpected declines in container sales prices.

If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $236, or 16%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 due to the decreases in equipment and incentive management fees. The decrease in equipment management fees resulted primarily from the decrease in rental income, upon which the management fee is primarily based, and these fees were approximately 7% of rental income. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partner's capital, decreased primarily due to the decrease in the limited partner distribution rate percentage from 9% to 8% in July 1999.

General and administrative costs to affiliates decreased $212, or 23%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income decreased from income of $215 for the nine-month period ended September 30, 1998 to an expense of $571 for the equivalent period in 1999. The decrease was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $154 for the nine-month period ended September 30, 1998 to a loss of $672 for the equivalent period in 1999. The loss on sale of containers recorded in the nine-month period ended September 30, 1999 was due primarily to the Partnership selling containers in low demand locations at lower average sales prices as discussed above and due to the loss recorded on the sale of containers previously written down.

Net earnings per limited partnership unit decreased from earnings of $0.71 for the nine-month period ended September 30, 1998 to a loss of $0.10 for the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from earnings of $4,843 to a loss of $706, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending September 30, 1999 and 1998 was $295 and $1,507, respectively, on rental income of $4,334 and $5,378, respectively. The decrease in rental income of $1,044, or 19%, from the three-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $969, or 21%, due to decreases in average on-hire utilization of 11%, average container fleet of 6%, and average rental rates of 4%. Leasing incentives also increased; however, the decline in utilization had the most significant adverse effect on rental income.

For the three-month period ended September 30, 1999, other rental income was $631, a decrease of $75 from the equivalent period in 1998. Other rental income decreased primarily due to a decrease in location income of $75, which decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $158, or 13% from the three-month period ending September 30, 1998 to the equivalent period in 1999, primarily due to an increase in storage expense of $163. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container.

Bad debt expense increased from a benefit of $49 for the three-month period ended September 30, 1998 to an expense of $100 for the comparable period in 1999. Lower reserve requirements in 1998 were primarily responsible for the lower cost in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense decreased $113, or 6%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size. During the three-month period ended September 30, 1999, the Partnership recorded a write-down of $135 relating to certain containers identified for sale as discussed above.

Management fees to affiliates decreased $87, or 17%, from the three-month period ended September 30, 1998 to the comparable period in 1999, primarily due to the decrease in equipment management fees which resulted from the decrease in rental income.

General and administrative costs to affiliates decreased $96, or 34%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other expense increased $100 from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the increase in loss on sale of containers of $93. This increase was due to the Partnership selling more containers and receiving lower average sales prices on these container sales during the three-month period ended September 30, 1999 compared to the same period in 1998.

Net earnings per limited partnership unit decreased from $0.21 for the three-month period ended September 30, 1998 to $0.02 for the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $1,420 to $111, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1999, which would result in such a risk materializing.

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

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis, causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. The Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the representations and warranties collected in good faith by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect, as the information collected was not independently verified by the General Partners. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By _______________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  November 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 12, 1999
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 12, 1999
John A. Maccarone                        Officer)




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


                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/Ernest J. Furtado
                                        ______________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date




/s/Ernest J. Furtado                     Senior Vice President,                         November 12, 1999
----------------------------             (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 November 12, 1999
-----------------------                  Officer)
John A. Maccarone

