Form 10-K
period 1999-12-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2000-03-28
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 28, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

              For the fiscal year ended December 31, 1999

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

                  Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit. The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business as opportunities arise, at the end of the container's useful life or if market and economic considerations indicated that a sale would be beneficial. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) No single lessee generated lease revenue for the years ended December 31, 1999, 1998 and 1997 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

 (c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 91% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 36% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees.  Textainer Financial Services
                  Corporation   (TFS),  the  Managing  General  Partner  of  the
                  Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 1999 had 4 employees. Textainer Equipment Management Limited (TEM), an
                  Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December
                  31, 1999 had a total of 164 employees.

(d)      Financial Information about  Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 15%, 21% and 15% of the Registrant's rental revenue during the years ended December 31, 1999, 1998 and 1997, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways.
         Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", and for a discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2.      PROPERTIES

As of December 31, 1999, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                          11,929
         40-foot standard dry freight containers                          14,670
         40-foot high cube dry freight containers                          6,277
                                                                          ------
                                                                          32,876
                                                                          ======
During December 1999, approximately 77% of these containers were on lease to international shipping companies, and the balance were being stored at container manufacturers' locations and at a large number of storage depots located worldwide. At December 31, 1999 less than 1% of the Partnership's equipment had been identified as being for sale.

For information about the Registrant's property, see "Business of the Partnership" and "Risk Factors" in the Registrant's Prospectus, as supplemented. See also Item 7, "Results of Operations" regarding current, and possible future, write-downs of some of the Registrant's property.

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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2000, there were 8,108 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".

ITEM 701:         Inapplicable.

ITEM 6.      SELECTED FINANCIAL DATA

                                                      (Amounts in thousands except for per unit amounts)

                                                                       Year Ended December 31,
                                               ------------------------------------------------------------------------
                                                      1999          1998          1997           1996           1995
                                                      ----          ----          ----           ----           ----

Rental income...........................        $   17,256    $   21,505      $ 21,297      $  23,664     $   26,797

Net earnings............................        $      567    $    5,011      $  5,750      $   8,329     $   11,463

Net earnings per unit of
  limited partner interest..............        $     0.07    $     0.72      $   0.82      $    1.20     $     1.65

Distributions per unit of
  limited partner interest..............        $     1.68    $     1.81      $   1.90      $    2.07     $     2.02

Distributions per unit of limited
   partnership interest representing
   a return of capital..................        $     1.61    $     1.09      $   1.08      $    0.87     $     0.37

Total assets............................        $   76,714    $   87,508      $ 96,204      $ 104,029     $  109,740

Intercompany borrowings for
   container purchases..................        $        -    $        -      $    826      $       -     $        -



 ITEM 7.    MANAGEMENT'S   DISCUSSION  AND ANALYSIS  OF FINANCIAL  CONDITION AND
            RESULTS OF OPERATIONS

                  (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information that will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1999, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1999, the Partnership redeemed 3,288 units for a total dollar amount of $34. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the year ended December 31, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through November 1999, in the amount of $11,437. On a cash basis, $9,304 of these distributions were from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a GAAP basis, $10,990 of these distributions was a return of capital and the balance was from net earnings.

At December 31, 1999, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the years ended December 31, 1999 and 1998 was $9,338 and $13,675, respectively. The decrease of $4,337, or 32%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable, excluding write-offs, offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decline in rental income, which is discussed more fully in "Results of Operations". The decrease in accounts receivable of $341 for the year ended December 31, 1999 was primarily due to the decrease in rental income, offset by an increase in the average collection period of accounts receivable. The decrease in accounts receivable, excluding write-offs, of $942 for the comparable period in 1998 was primarily due to the decrease in the average collection period of accounts receivable. The increases in due from affiliate, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the year ended December 31, 1999, net cash provided by investing activities (the purchase and sale of containers) was $2,474 compared to $1,797 for the year ended December 31, 1998. Net cash provided by investing activities increased $677 due to the Partnership having sold more containers during the year ended December 31, 1999 than in 1998, partially offset by the Partnership having purchased more containers during the year ended December 31, 1999 than in 1998. The increase in proceeds from container sales during 1999 was due to the Partnership continuing to sell containers located in low demand locations as discussed below in "Results of Operations", offset by lower average sales prices received on the container sales. The sales prices received on these container sales decreased as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers located there. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. The increase in container purchases from 1998 to 1999 was due to the increase in cash available for equipment purchases as a result of increased container sales. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations, after distribution and redemptions, and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased is not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. Market conditions have had an adverse effect on the average sales price recently realized from container sales and on the amount of cash provided by operations that is available for additional container purchases. These factors have contributed to a lower than anticipated reinvestment in containers. The rate of reinvestment is also affected by distributions and redemptions, which are determined by the General Partners in accordance with the Partnership Agreement. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 1999, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                   1999        1998        1997
                                                   ----        ----        ----

     Beginning container fleet...............     34,661      36,409      35,931
     Ending container fleet..................     32,876      34,661      36,409
     Average container fleet.................     33,769      35,535      36,170

The decline in the average container fleet of 5% from the year ended December 31, 1998 to the year ended December 31, 1999 was due to the Partnership having sold more containers than it purchased since December 31, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in the net decrease in the size of the container fleet. The Partnership plans to use the remaining sales proceeds for future container purchases. As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above under "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 71%, 79% and 80% on average during the years ended December 31, 1999, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the years ended December 31, 1999, 1998 and 1997.

The Partnership's income from operations for the years ended December 31, 1999 and 1998 was $831 and $5,616, respectively, on rental income of $17,256 and $21,505, respectively. The decrease in rental income of $4,249, or 20%, from the year ended December 31, 1998 to the year ended December 31, 1999 was attributable to decreases in container rental income and other rental income which is discussed below. Income from container rentals, the major component of total revenue, decreased $3,521, or 19%, primarily due to the decreases in the average on-hire utilization of 10%, the average container fleet of 5% and average rental rates of 4%.

The Partnership's income from operations for the years ended December 31, 1998 and 1997 was comparable at $5,616 and $5,454, respectively, on rental income of $21,505 and $21,297, respectively. The increase in rental income of $208, or 1%, from the year ended December 31, 1997 to the same period in 1998 was primarily attributable to an increase in other rental income which is discussed below. Income from container rentals decreased $758, or 4%, primarily due to the decreases in the average container fleet of 2%, average rental rates of 3% and average on-hire utilization of 1%.

Since 1996, the container leasing industry has been adversely affected by lower demand for leased containers, increased competition and a trade imbalance, which have resulted in declining utilization and rental rates and increased costs.

Demand for leased containers decreased due to changes in the business of shipping line customers as a result of (i) over-capacity resulting from the additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines purchasing containers to take advantage of low prices and favorable interest rates.

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

The weakening of many Asian currencies in 1998 resulted in a significant increase in exports from Asia to North America and Europe and a corresponding decrease in imports into Asia from North America and Europe. This trade imbalance created a weak demand for containers in North America and Europe and a strong demand for containers in Asia, which resulted in a decline in leasing incentives in Asia, but contributed to a further decline in average utilization and rental rates for the fleet managed by TEM. This imbalance has also resulted in an unusually high build-up of containers in lower demand locations. To alleviate the container build-up, the Partnership has repositioned newer containers to higher demand locations. However, as a result of this effort, the Partnership has incurred increased direct container expenses during 1998 and 1999.

In addition to repositioning containers, the Partnership has sold certain containers located in lower demand locations. The decision to sell these containers was based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1998 and 1999 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers, primarily due to their shorter remaining marine life, the cost to reposition containers and shipping lines' preference for leasing newer containers.

Once the decision had been made to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers during 1999 were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. The Partnership recorded additional write-downs during 1999 on previously written down containers and on containers subsequently identified for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value for some or all of its container rental equipment.

Although average utilization during the year ended December 31, 1999 was lower than the comparable period in 1998 for the reasons discussed above, utilization has been steadily improving during the second half of 1999 and has remained stable into the beginning of 2000. This improvement in utilization was due to slight improvements in demand for leased containers and the trade imbalance primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. Although the General Partners do not foresee material changes in existing market conditions for the near term, they are cautiously optimistic that the current level of utilization might be maintained during 2000. However, the General Partners caution that utilization, lease rates and container sale prices could also decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 1999, the total of these other rental income items was $2,085, a decrease of $728 from the year ended December 31, 1998. This decrease was primarily due to decreases in location and handling income of $638 and $107, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations and an increase in credits given to lessees for picking up containers from certain locations. These decreases and increases were in the lessees' favor and were driven by the market conditions discussed above. Handling income decreased due to a decrease in the average handling price charged per container, offset by an increase in container movement.

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

Direct container expenses increased $816, or 17%, from the year ended December 31, 1998 to same period in 1999. The increase was primarily due to increases in storage and DPP expenses of $513 and $443, respectively. Storage expense increased primarily due to the decrease in average utilization. DPP expense increased due to an increase in the average repair cost per DPP container and an increase in the number of containers covered under DPP.

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

Bad debt expense (benefit) was $364, ($265) and $280 for the years ended December 31, 1999, 1998 and 1997, respectively. The effect of insurance proceeds received during 1998 relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as from the resolution of payment issues with one lessee during 1998, were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt expense (benefit) between the periods.

Depreciation expense decreased $395, or 5%, and $74, or 1%, from the years ended December 31, 1998 to 1999 and December 31, 1997 to 1998, respectively. These decreases were due to the decline in the average fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1998 and 1999, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sell.

During the fourth quarter of 1998, the Partnership recorded a write-down of $457 on 844 containers identified for sale. During the year ended December 31, 1999, the Partnership recorded additional write-downs of $475 on previously written down containers and on 746 containers subsequently identified for sale. The Partnership sold 1,499 previously written down containers for a loss of $193. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices. Additionally, the Partnership incurred losses of $204 on the sale of containers that had not been written-down.

If more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $293, or 15%, from the year ended December 31, 1998 to the year ended December 31, 1999 due to decreases in both incentive and equipment management fees. The decrease in equipment management fees resulted primarily from the decrease in rental income, upon which the management fee is primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased primarily due to the decreases in the limited partner distribution percentage from 9% to 8% of partners' capital in July 1999 and 8% to 7% of partners' capital in October 1999.

Management fees to affiliates decreased $49, or 2%, from the year ended December 31, 1997 to the year ended December 31, 1998 due to decreases in both incentive and equipment management fees. Equipment management fees decreased as a result of the decrease in rental income and due to an adjustment resulting from the write-off of receivables for two lessees. Incentive management fees decreased primarily due to the decrease in the limited partner distribution percentage from 9.5% to 9% of partners' capital, effective January 1, 1998.

General and administrative costs to affiliates decreased $251, or 22% and $154, or 12%, from the years ended December 31, 1998 to 1999 and December 31, 1997 to 1998, respectively. These decreases were due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM and due to lower costs allocated by TFS.

Other expense decreased $341, or 56%, for the year ended December 31, 1998 to the year ended December 31, 1999 primarily due to a decrease in the loss on sale of containers. Although the Partnership continued to sell containers in low demand locations at lower average sales prices, as a result of market conditions, it incurred fewer losses during 1999 than 1998 primarily due to the write-down of certain containers recorded during 1998 and 1999.

Other expense increased from income of $296 for the year ended December 31, 1997 to an expense of $605 for the year ended December 31, 1998. The increase was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $230 for the year ended December 31, 1997 to a loss of $700 for the year ended December 31, 1998. The loss on sale of containers was primarily due to the Partnership selling containers located in low demand locations at lower average sales prices, as a result of current market conditions.

Net earnings per limited partnership unit decreased from $0.72 to $0.07, and from $0.82 to $0.72 from the years ended December 31, 1998 to 1999 and from December 31, 1997 to 1998, respectively. These decreases reflect the decreases in net earnings allocated to limited partners from $4,881 to $447 from the year ended December 31, 1998 to 1999 and from $5,614 to $4,881 from December 31, 1997 to 1998. The allocation of net earnings for the years ended December 31, 1999, 1998 and 1997 included a special allocation of gross income of $114, $80 and $78, respectively, to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1999, which would result in such a risk materializing.

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

Effect of Date Crossing to Year 2000

There has been no material effect on the Partnership's financial condition and results of operations as a result of problems arising from computer systems' abilities to process dates beyond January 1, 2000. The General Partners do not currently expect any such problems to arise within their own computer systems. The likelihood that a failure in a third party's system would occur and have a significant adverse effect on the Partnership's operations seems increasingly remote, but no assurance can be given that, due to unforeseen circumstances, such an event could not occur. Therefore, the Partnership's contingency plan remains in place; that is, the General Partners continue to remain capable of switching temporarily to manual operations in the event of a computer system's failure. There can be no assurance, however, that switching to manual operations would prevent all adverse effects of any future year 2000 problem.

Forward Looking Statements

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing therefor, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached pages 13 to 25

                       Independent Auditors' Report



The Partners
Textainer Equipment Income Fund IV, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund IV, L.P. (a California limited partnership) as of December 31, 1999 and 1998, the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund IV, L.P. as of December 31, 1999 and 1998, and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                   KPMG LLP



San Francisco, California
February 18, 2000



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 1999 and 1998
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                 1999                   1998
                                                                           ----------------       -----------------

Assets
Container rental equipment, net of accumulated
   depreciation of $45,244 (1998:  $41,760)                                 $       69,262        $         79,251
Cash                                                                                 2,660                   2,488
Accounts receivable, net of allowance
   for doubtful accounts of $749 (1998:  $426) (note 5)                              4,042                   4,597
Due from affiliates, net (note 2)                                                      730                   1,144
Prepaid expenses                                                                        20                      28
                                                                           ----------------       -----------------

                                                                            $       76,714        $         87,508
                                                                           ================       =================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                         $          515        $            544
   Accrued liabilities                                                                 290                     150
   Accrued recovery costs (note 1(k))                                                  186                     128
   Accrued damage protection plan costs (note 1(l))                                    544                     374
   Warranty claims (note 1(m))                                                         415                     476
   Deferred quarterly distributions (note 1(g))                                        127                     175
                                                                           ----------------       -----------------

      Total liabilities                                                              2,077                   1,847
                                                                           ================       =================

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 74,637                  85,661
                                                                           ----------------       -----------------

      Total partners' capital                                                       74,637                  85,661
                                                                           ----------------       -----------------


                                                                            $       76,714        $         87,508
                                                                           ================       =================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended  December 31, 1999,  1998 and 1997
(Amounts in thousands  except for unit and per unit amounts)
----------------------------------------------------------------------------------------------------------------------------

                                                                          1999                1998                1997
                                                                   -----------------   -----------------   -----------------

Rental income                                                      $         17,256    $         21,505    $         21,297
                                                                   -----------------   -----------------   -----------------

Costs and expenses:
   Direct container expenses                                                  5,711               4,895               4,449
   Bad debt expense (benefit)                                                   364                (265)                280
   Depreciation and amortization                                              7,040               7,435               7,509
   Write-down of containers (note 1(e))                                         475                 457                   -
   Professional fees                                                             70                  40                  36
   Management fees to affiliates (note 2)                                     1,678               1,971               2,020
   General and administrative costs to affiliates (note 2)                      913               1,164               1,318
   Other general and administrative costs                                       174                 192                 231
                                                                   -----------------   -----------------   -----------------

                                                                             16,425              15,889              15,843
                                                                   -----------------   -----------------   -----------------

   Income from operations                                                       831               5,616               5,454
                                                                   -----------------   -----------------   -----------------

Other (expense) income:
   Interest income, net                                                         133                  95                  66
   (Loss) gain on sale of containers                                           (397)               (700)                230
                                                                   -----------------   -----------------   -----------------

                                                                               (264)               (605)                296
                                                                   -----------------   -----------------   -----------------

   Net earnings                                                    $            567    $          5,011    $          5,750
                                                                   =================   =================   =================
Allocation of net earnings (note 1(g)):
   General partners                                                $            120    $            130    $            136
   Limited partners                                                             447               4,881               5,614
                                                                   -----------------   -----------------   -----------------

                                                                   $            567    $          5,011    $          5,750
                                                                   =================   =================   =================
Limited partners' per unit share
   of net earnings                                                 $           0.07    $           0.72    $           0.82
                                                                   =================   =================   =================

Limited partners' per unit share
   of distributions                                                $           1.68    $           1.81    $           1.90
                                                                   =================   =================   =================

Weighted average number of limited
   partnership units outstanding (note 1(n))                              6,793,790           6,819,646           6,827,168
                                                                   =================   =================   =================

See accompanying notes to financial statements





TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                     Partners' Capital
                                                                    -----------------------------------------------------
                                                                       General             Limited             Total
                                                                    --------------      --------------     --------------
Balances at December 31, 1996                                       $           -       $     100,906      $     100,906

Distributions                                                                (136)            (12,972)           (13,108)

Redemptions (note 1(o))                                                         -                (104)              (104)

Net earnings                                                                  136               5,614              5,750
                                                                    --------------      --------------     --------------

Balances at December 31, 1997                                                   -              93,444             93,444

Distributions                                                                (130)            (12,337)           (12,467)

Redemptions (note 1(o))                                                         -                (327)              (327)

Net earnings                                                                  130               4,881              5,011
                                                                    --------------      --------------     --------------

Balances at December 31, 1998                                                   -              85,661             85,661

Distributions                                                                (120)            (11,437)           (11,557)

Redemptions (note 1(o))                                                         -                 (34)               (34)

Net earnings                                                                  120                 447                567
                                                                    --------------      --------------     --------------

Balances at December 31, 1999                                       $           -       $      74,637      $      74,637
                                                                    ==============      ==============     ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         1999             1998             1997
                                                                                   ---------------  ---------------  ---------------

Cash flows from operating activities:
   Net earnings                                                                    $          567   $        5,011   $        5,750
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and container write-down                                              7,515            7,892            7,493
         Increase (decrease) in allowance for doubtful accounts,
            excluding write-off (note 5)                                                      323             (446)              42
         Amortization of organization costs                                                     -                -               16
         Loss (gain) on sale of containers                                                    397              700             (230)
         (Increase) decrease in assets:
            Accounts receivable, excluding write-off (note 5)                                 341              942              589
            Prepaid expenses                                                                    8              167             (149)
            Due from affiliates, net                                                          (91)            (616)            (915)
         Increase (decrease) in liabilities:
            Accounts payable & accrued liabilities                                            111              128               22
            Accrued recovery costs                                                             58              (11)              54
            Accrued damage protection plan costs                                              170              (31)            (115)
            Warranty claims                                                                   (61)             (61)             (62)
                                                                                   ---------------  ---------------  ---------------

               Net cash provided by operating activities                                    9,338           13,675           12,495
                                                                                   ---------------  ---------------  ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                         4,028            2,761            1,335
   Container purchases                                                                     (1,554)            (964)          (3,470)
                                                                                   ---------------  ---------------  ---------------

              Net cash provided by (used in) investing activities                           2,474            1,797           (2,135)
                                                                                   ---------------  ---------------  ---------------

Cash flows from financing activities:
    (Repayment of) borrowings from affiliates                                                   -             (826)             826
    Redemptions of limited partnership units                                                  (34)            (327)            (104)
    Distributions to partners                                                             (11,606)         (12,495)         (13,112)
                                                                                   ---------------  ---------------  ---------------

               Net cash used in financing activities                                      (11,640)         (13,648)         (12,390)
                                                                                   ---------------  ---------------  ---------------

Net increase (decrease) in cash                                                               172            1,824           (2,030)

Cash at beginning of period                                                                 2,488              664            2,694
                                                                                   ---------------  ---------------  ---------------

Cash at end of period                                                              $        2,660   $        2,488   $          664
                                                                                   ===============  ===============  ===============

Interest paid during the period                                                    $            -   $           20   $            3
                                                                                   ===============  ===============  ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(A California Limited Partnership)

Statements of Cash Flows - Continued

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 1999, 1998, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                     1999          1998           1997           1996
                                                                     ----          ----           ----           ----

Container purchases included in:
   Due to affiliates.....................................         $     -        $   16         $    2         $    5
   Container purchases payable...........................               -             -              -            361

Distributions to partners included in:
   Due to affiliates.....................................               9            10             11             18
   Deferred quarterly distributions......................             127           175            202            199

Proceeds from sale of containers included in:
   Due from affiliates...................................             270           792            286            361

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown on the Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                                                                                 1999            1998           1997
                                                                                 ----            ----           ----

Container purchases recorded.........................................        $  1,538       $     978       $  3,106
Container purchases paid.............................................           1,554             964          3,470

Distributions to partners declared...................................          11,557          12,467         13,108
Distributions to partners paid.......................................          11,606          12,495         13,112

Proceeds from sale of containers recorded............................           3,506           3,267          1,260
Proceeds from sale of containers received............................           4,028           2,761          1,335

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 1999, 1998 and 1997 was $109, $73 and $4, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes to Financial Statements

Years ended  December 31, 1999,  1998 and 1997
(Amounts in thousands  except for unit and per unit amounts)
--------------------------------------------------------------------------------


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

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are classified as operating leases or direct finance leases if they so qualify under Statement of Financial Accounting Standards No. 13: "Accounting for Leases". Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

      (c)  Use of Estimates

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (d)   Fair Value of Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1999 and 1998, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

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

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), the Partnership periodically compares the carrying value of the containers to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to estimated fair value. In addition, containers identified for disposal are recorded at the lower of carrying amount or fair value less cost to sell.

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1997 and determined that a reduction to the carrying value of containers was not required. During the years ended December 31, 1998 and 1999, the Partnership determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the fourth quarter of 1998, the Partnership recorded a write-down of $457 on 844 containers identified for sale. During the year ended December 31, 1999, the Partnership recorded additional write-downs of $475 on previously written down containers and on 746 containers subsequently identified for sale. The Partnership sold 1,499 previously written down containers for a loss of $193. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership incurred losses of $204 on the sale of containers that had not been written-down.

      If more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

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

      No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 1999, 1998 and 1997.

      (g)  Allocation of Net Earnings and Partnership Distributions

      In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $127 and $175 at December 31, 1999 and 1998, respectively.

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

      (k)  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 1999 and 1998, the amounts accrued were $186 and $128, respectively.

      (l)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 1999 and 1998, was $544 and $374, respectively.

      (m)  Warranty Claims

      During 1996 and 1995, the Partnership settled warranty claims against two container manufacturers. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable containers (ten years), reducing maintenance and repair costs over that time. At December 31, 1999 and 1998, the unamortized portion of the settlement amount was $415 and $476, respectively.

      (n)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 1999, 1998 and 1997, which were 6,793,790, 6,819,646, and 6,827,168, respectively.

      (o)  Redemptions

      The following redemption offerings were consummated by the Partnership during the years ended December 31, 1999, 1998 and 1997:


                                                         Units                 Average
                                                       Redeemed           Redemption Price           Amount Paid
                                                       --------           ----------------           -----------

      Total Partnership redemptions as of
      December 31, 1996...................              10,715                 $15.59                     $167
                                                        ------                                            ----

      Year ended December 31, 1997:
            1st quarter.......................           8,020                 $12.97                      104

      Year ended December 31, 1998:
            4th quarter.......................          30,090                 $10.87                      327

      Year ended December 31, 1999:
            3rd quarter.......................           3,288                 $10.34                       34
                                                         -----                                            ----


      Total Partnership redemptions as of
      December 31, 1999....................             52,113                 $12.13                     $632
                                                        ======                                            ====


      The redemption price is fixed by formula.

      (p)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1999 financial statement presentation.

Note 2.  Transactions with Affiliates

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $73, $47, and $165 of container acquisition fees as part of container rental equipment costs during the years ended December 31, 1999, 1998 and 1997, respectively. The Partnership incurred $472, $517, and $546 of incentive management fees during each of the three years ended December 31, 1999, 1998 and 1997, respectively. No equipment liquidation fees were incurred during these periods. The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 1999 and 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 1999, 1998 and 1997, equipment management fees totaled $1,206, $1,454, and $1,474, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and full payout net leases. The majority of the Partnership's leases are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                  1999         1998         1997
                                                  ----         ----         ----

            Salaries                           $   508      $   631      $   717
            Other                                  405          533          601
                                                   ---        -----        -----
               Total general and
                 administrative costs          $   913      $ 1,164      $ 1,318
                                                   ===        =====        =====

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

                                                  1999         1998         1997
                                                  ----         ----         ----

            TEM                                   $816       $1,054       $1,166
            TFS                                     97          110          152
                                                   ---        -----        -----
               Total general and
                 administrative costs             $913       $1,164       $1,318
                                                   ===        =====        =====

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

      At December 31, 1999 and 1998, due from affiliates, net, is comprised of:

                                                             1999           1998
                                                             ----           ----
        Due from affiliates:
            Due from TEM...........................       $   784       $  1,197
                                                           ------          -----

        Due to affiliates:
            Due to TL..............................             1              1
            Due to TCC.............................            15              8
            Due to TFS.............................            38             44
                                                           ------          -----
                                                               54             53
                                                           ------          -----

        Due from affiliates, net                          $   730       $  1,144
                                                           ======          =====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $13 and $10 of interest expense on amounts due to the General Partners in the years ended December 31, 1998 and 1997, respectively. There was no interest expense incurred on amounts due to the General Partners during the year ended December 31, 1999.

Note 3.   Rentals under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at December 31, 1999. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

      Year ending December 31,

      2000....................................................            $1,214
      2001....................................................               438
      2002....................................................               298
      2003....................................................                39
      2004....................................................                15
                                                                           -----

      Total minimum future rentals receivable................ .           $2,004
                                                                           =====

Note 4.   Income Taxes

      At December 31, 1999, 1998 and 1997, there were temporary differences of $60,380, $65,020, and $57,135, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                              1999               1998             1997
                                                                              ----               ----             ----

      Net income per financial statements......................           $    567           $  5,011         $  5,750

      Increase (decrease) in provision for bad debt............                323             (1,007)              42
      Depreciation for federal income tax purposes less
        than (in excess of) depreciation for
        financial statement  purposes.........................                323            (10,433)         (13,367)
      Gain on sale of fixed assets for federal income
        tax purposes in excess of gain/loss recognized
        for financial statement purposes.......................              3,885              3,647              547
      Increase (decrease) in damage protection plan costs                      170                (31)            (115)
      Warranty reserve income for tax purposes in excess
        of financial statement purposes........................                (61)               (61)             (61)
      Other....................................................                  -                  -               16
                                                                             ------           --------        ---------

      Net income (loss) for federal income tax purposes........           $  5,207           $ (2,874)        $ (7,188)
                                                                             ======           ========        =========

Note 5.   Accounts Receivable Write-Off

      During 1998, the Partnership wrote-off $561 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995. During the year ended December 31, 1999, there were no such write-offs.

ITEM 9.   CHANGES IN  AND DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE.

There have been none.

                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and Textainer Inc. (TI), which comprised the original Textainer Group. Effective October 1, 1993, the Textainer Group restructured its organization by forming a new holding company, Textainer Group Holdings Limited
(TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. TI was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to the corporate restructuring effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as Associate General Partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS now serves as the Managing General Partner and TEM and TL now serve as the Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS) was an affiliate of the General Partners and performed services related to the acquisition of equipment outside the United States on behalf of the Partnership. Effective November 1998, these services are performed by TEM.

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1999, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                              Age    Position

Neil I. Jowell                     66    Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                  55    President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                   60    Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                      61    Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                   78    Director of TGH and TL
Philip K. Brewer                   43    Senior Vice President - Asset Management Group
Robert D. Pedersen                 41    Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                  44    Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TCC and TFS
Wolfgang Geyer                     46    Regional Vice President - Europe
Mak Wing Sing                      42    Regional Vice President - South Asia
Masanori Sagara                    44    Regional Vice President - North Asia
John. A. Lore                      46    Regional Vice President - Americas
Stefan Mackula                     47    Vice President -  Equipment Resale
Anthony C. Sowry                   47    Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                  47    Vice President - Risk Management
Janet S. Ruggero                   51    Vice President - Administration and Marketing Services
Jens W. Palludan                   49    Regional Vice President - Logistics Division
Isam K. Kabbani                    65    Director of TGH and TL
James A. C. Owens                  60    Director of TGH and TL
S. Arthur Morris                   66    Director of TGH, TEM and TL
Dudley R. Cottingham               48    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                     32    Controller of TCC and TFS

          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and Bachelor of Commerce and L.L.B. degrees from the University of Cape Town.

          John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of TCC and TFS. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          James E. Hoelter is a director of TGH, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Hoelter was the President and Chief Executive Officer of TGH and TL from 1993 to 1998 and currently serves as a consultant to Trencor (1999 to present). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr. Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present) and Forward Corporation (1997 to present). Both companies are publicly traded and listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

          Harold J. Samson is a director of TGH and TL and is a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New Yor Stock Exchange member firms. Mr. Samson holds a B.S. in
Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

          Philip K. Brewer was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

          Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and a Director of TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

         Wolfgang Geyer is based in Hamburg, Germany and is Regional Vice President - Europe, responsible for coordinating all leasing activities in this area of operation. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

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

          John A. Lore is based in Hackensack, New Jersey and is the Regional Vice President - Americas, responsible for container leasing activities in North/South America, Australia/New Zealand, Africa, the Middle East and Persian Gulf. Prior to joining Textainer in 1999, Mr. Lore was the America's Vice President for Xtra International Limited from 1996 to 1999 and Area Director from 1990 to 1996. He has held various positions within the container leasing industry since 1978. Mr. Lore holds a B.B.A. in Marketing Management from Baruch College and an M.B.A. in Executive Management from St. John's University.

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

          Anthony C. Sowry is Vice President - Corporate Operations and Acquisitions. He is also a member of the Equipment Investment Committee and the Credit Committee (see "Committees", below). Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under Textainer's management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with Textainer in 1982, when he served as Fleet Quality Control Manager for Textainer Inc. until 1988. From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

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

          Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Logistics Division, responsible for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

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

          James A. C. Owens is a director of TGH and TL. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL. Apart from his association with the Textainer
Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1977 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. Morris became a director of TL and TGH in 1993, and TEM in 1994.

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

         Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman holds a B.S. in Accounting and Finance from San Francisco State University and holds a general securities license and a financial and operations principal securities license.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony C. Sowry, Richard
G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.

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

(b)      Security Ownership of Management

         As of January 1, 2000:

                                                       Number
          Name of Beneficial Owner                    Of Units       % All Units
                                                      ---------      -----------

          James E. Hoelter.......................        10,995          0.1618%
          John A. Maccarone......................         5,500          0.0810%
                                                         ------          -------

          Officers and Management
             as a Group..........................        16,495          0.2428%
                                                         ======          =======

(c)      Changes in control.

         Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          (Amounts in thousands)

(a)      Transactions with Management and Others.

         At December 31, 1999 and 1998, due from affiliates, net, is comprised of:

                                                           1999             1998
                                                           ----             ----
         Due from affiliates:
           Due from TEM............................      $  784           $1,197
                                                          -----            -----

         Due to affiliates:
           Due to TL...............................           1                1
           Due to TCC..............................          15                8
           Due to TFS..............................          38               44
                                                          -----            -----
                                                             54               53
                                                          -----            -----

         Due from affiliates, net                        $  730           $1,144
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

         It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $13 and $10 of interest expense on amounts due to the General Partners in the years ended December 31, 1998 and 1997, respectively. There was no interest expense incurred on amounts due to the General Partners during the year ended December 31, 1999.

         In addition, the Registrant paid or will pay the following amounts to the General Partners and TAS:

         Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                        1999              1998              1997
                                        ----              ----              ----

         TAS....................     $     -          $     31          $    165
         TEM....................          73                16                 -
                                       -----            ------            ------

         Total..................     $    73          $     47          $    165
                                      ======            ======            ======

         Management fees in connection with the operations of the Registrant:

                                        1999              1998              1997
                                        ----            ------              ----

         TEM....................     $ 1,310          $  1,568          $  1,594
         TFS....................         368               403               426
                                      ------            ------            ------

         Total..................     $ 1,678          $  1,971          $  2,020
                                      ======            ======            ======

         Reimbursement for administrative costs in connection with of the operations of the Registrant:

                                        1999              1998              1997
                                        ----              ----              ----

         TEM....................     $   816          $  1,054          $  1,166
         TFS....................          97               110               152
                                       -----             -----             -----

         Total..................     $   913          $  1,164          $  1,318
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


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited financial statements of the Registrant for the year ended December 31, 1999 are contained in Item 8 of this Report.

         2.       Financial Statement Schedules.

                  (i)      Independent Auditors' Report on Supplementary
                           Schedule.

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

(b) During the year ended 1999, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule



The Partners
Textainer Equipment Income Fund IV, L.P.:

Under the date of February 18, 2000, we reported on the balance sheets of Textainer Equipment Income Fund IV, L.P. (the Partnership) as of December 31, 1999 and 1998, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the 1999 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP



San Francisco, California
February 18, 2000




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(A California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                Charged                                     Balance
                                              Balance at        to Costs       Charged                      at End
                                              Beginning           and          to Other                       of
                                              of Period         Expenses       Accounts     Deduction       Period
                                              ----------        ---------      ---------   ----------       -------

For the year ended December 31, 1999:

Allowance for
  doubtful accounts                             $     426     $     364        $      -     $     (41)     $    749
                                                  -------      --------         -------      --------        -------


Recovery cost reserve                           $     128     $     173        $      -     $    (115)     $    186
                                                 --------      --------         -------      --------        -------


Damage protection
  plan reserve                                  $     374     $     831        $      -     $    (661)     $    544
                                                  -------      --------         -------      --------        -------



For the year ended December 31, 1998:

Allowance for
  doubtful accounts                             $   1,433     $    (265)       $   (561)    $    (181)     $   426
                                                  -------      --------        --------      --------        -------

Recovery cost reserve                           $     139     $     268        $      -     $    (279)     $    128
                                                  -------      --------         -------      --------        -------


Damage protection
  plan reserve                                  $     405     $     388        $      -     $    (419)     $    374
                                                  -------      --------         -------      --------        -------



For the year ended December 31, 1997:

Allowance for
  doubtful accounts                             $   1,391     $     280        $      -     $    (238)     $  1,433
                                                  -------      --------         -------      --------        ------


Recovery cost reserve                           $      85     $     279        $      -     $    (225)     $    139
                                                  -------      --------         -------      --------        -------


Damage protection
  plan reserve                                  $     520     $     291        $      -     $    (406)     $    405
                                                  -------      --------         -------      --------        -------



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

                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By__________________________
                                       Ernest J. Furtado
                                       Senior Vice President

Date:  March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date

                                                   Senior Vice President, CFO                   March 28, 2000
__________________________                         (Principal Financial and
 Ernest J. Furtado                                 Accounting Officer),
                                                   Secretary and Director


__________________________                         President (Principal Executive               March 28, 2000
John A. Maccarone                                  Officer), and Director



_________________________
Neil I. Jowell                                     Chairman of the Board and Director           March 28, 2000


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

                          TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                          A California Limited Partnership


                          By Textainer Financial Services Corporation
                          The Managing General Partner

                          By /s/Ernest J. Furtado
                          ________________________________
                          Ernest J. Furtado
                          Senior Vice President

Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                          Title                                        Date


/s/Ernest J. Furtado
____________________________________               Senior Vice President, CFO                   March 28, 2000
Ernest J. Furtado                                  (Principal Financial and
                                                   Accounting Officer),
                                                   Secretary and Director


/s/John A. Maccarone
____________________________________               President (Principal Executive               March 28, 2000
John A. Maccarone                                  Officer), and Director


/s/Neil I. Jowell
____________________________________               Chairman of the Board and Director           March 28, 2000
Neil I. Jowell
