Form 10-Q
period 2000-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2000-08-11
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                  650 California Street, 16th Floor
                       San Francisco, CA 94108



August 11, 2000

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2000.

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


                   For the quarterly period ended June 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2000

Table of Contents
-------------------------------------------------------------------------------------------------------------------

                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 (unaudited)
          and December 31, 1999.............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                 2000                    1999
                                                                           ----------------        ----------------
                                                                             (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $47,920 (1999: $45,244) (note 4)                     $           65,039       $          69,262
Cash                                                                                 4,333                   2,660
Accounts receivable, net of allowance for doubtful
   accounts of $663 (1999: $749)                                                     4,095                   4,042
Due from affiliates, net (note 2)                                                      403                     730
Prepaid expenses                                                                         7                      20
                                                                           ----------------        ----------------

                                                                         $          73,877       $          76,714
                                                                           ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $             490       $             515
   Accrued liabilities                                                                 340                     290
   Accrued recovery costs                                                              205                     186
   Accrued damage protection plan costs                                                565                     544
   Warranty claims                                                                     384                     415
   Deferred quarterly distributions                                                    125                     127
   Container purchases payable                                                         243                       -
                                                                           ----------------        ----------------

      Total liabilities                                                              2,352                   2,077
                                                                           ----------------        ----------------

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 71,525                  74,637
                                                                           ----------------        ----------------

      Total partners' capital                                                       71,525                  74,637
                                                                           ----------------        ----------------


                                                                         $          73,877       $          76,714
                                                                           ================        ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                        Three months          Three months          Six months          Six months
                                                            Ended                 Ended                Ended               Ended
                                                        June 30, 2000        June 30, 1999        June 30, 2000       June 30, 1999
                                                        --------------       --------------       --------------      --------------

Rental income                                          $        4,395       $        4,060       $        8,826      $        8,372
                                                        --------------       --------------       --------------      --------------

Costs and expenses:
   Direct container expenses                                    1,175                1,863                2,430               3,086
   Bad debt (benefit) expense                                    (118)                  54                  (81)                243
   Depreciation                                                 1,692                1,785                3,393               3,576
   Write-down of containers (note 4)                              102                   62                  149                 311
   Professional fees                                               22                   11                   41                  20
   Management fees to affiliates (note 2)                         408                  412                  819                 843
   General and administrative costs to
       affiliates (note 2)                                        220                  246                  437                 542
   Other general and administrative costs                          49                   44                   87                  87
                                                        --------------       --------------       --------------      --------------

                                                                3,550                4,477                7,275               8,708
                                                        --------------       --------------       --------------      --------------

   Income (loss) from operations                                  845                 (417)               1,551                (336)
                                                        --------------       --------------       --------------      --------------

Other income (loss):
   Interest income                                                 60                   37                  105                  74
   Gain (loss) on sale of containers (note 4)                      41                 (412)                  38                (491)
                                                        --------------       --------------       --------------      --------------

                                                                  101                 (375)                 143                (417)
                                                        --------------       --------------       --------------      --------------

    Net earnings (loss)                                $          946       $         (792)      $        1,694      $         (753)
                                                        ==============       ==============       ==============      ==============

Allocation of net earnings (loss) (note 2):
   General partners                                    $           25       $           32       $           50      $           64
   Limited partners                                               921                 (824)               1,644                (817)
                                                        --------------       --------------       --------------      --------------

                                                       $          946       $         (792)      $        1,694      $         (753)
                                                        ==============       ==============       ==============      ==============
Limited partners' per unit share
   of net earnings (loss)                              $         0.14       $        (0.12)      $         0.24      $        (0.12)
                                                        ==============       ==============       =============       ==============

Limited partners' per unit share
   of distributions                                    $         0.35       $         0.45       $         0.70      $         0.90
                                                        ==============       ==============       ==============      ==============

Weighted average number of limited
   partnership units outstanding                            6,793,790            6,793,790            6,793,790           6,793,790
                                                        ==============       ==============       ==============      ==============


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         Partners' Capital
                                                                     -----------------------------------------------------------

                                                                        General              Limited                 Total
                                                                     --------------       ---------------       ----------------


Balances at January 1, 1999                                         $            -       $        85,661       $         85,661

Distributions                                                                  (64)               (6,115)                (6,179)

Redemptions (note 5)                                                             -                   (34)                   (34)

Net loss                                                                        64                  (817)                  (753)
                                                                     --------------       ---------------       ----------------

Balances at June 30, 1999                                           $            -       $        78,695       $         78,695
                                                                     ==============       ===============       ================

Balances at January 1, 2000                                         $            -       $        74,637       $         74,637

Distributions                                                                  (50)               (4,756)                (4,806)

Net earnings                                                                    50                 1,644                  1,694
                                                                     --------------       ---------------       ----------------

Balances at June 30, 2000                                           $            -       $        71,525       $         71,525
                                                                     ==============       ===============       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                                         2000               1999
                                                                                    ---------------    ---------------

Cash flows from operating activities:
   Net earnings (loss)                                                             $         1,694    $          (753)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
        Depreciation                                                                         3,393              3,576
        Write-down of containers (note 4)                                                      149                311
        Decrease (increase) in allowance for doubtful accounts                                 (86)               231
        (Gain) loss on sale of containers                                                      (38)               491
        Decrease in assets:
            Accounts receivable                                                                181                502
            Due from affiliates, net                                                           395                280
            Prepaid expenses                                                                    13                 18
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                            25                167
            Accrued recovery costs                                                              19                 33
            Damage protection plan costs                                                        21                146
            Warranty claims                                                                    (31)               (31)
                                                                                    ---------------    ---------------


               Net cash provided by operating activities                                     5,735              4,971
                                                                                    ---------------    ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                            746              2,045
   Container purchases                                                                           -             (1,488)
                                                                                    ---------------    ---------------

              Net cash provided by investing activities                                        746                557
                                                                                    ---------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                     -                (34)
    Distributions to partners                                                               (4,808)            (6,185)
                                                                                    ---------------    ---------------

               Net cash used in financing activities                                        (4,808)            (6,219)
                                                                                    ---------------    ---------------

Net increase (decrease) in cash                                                              1,673               (691)

Cash at beginning of period                                                                  2,660              2,488
                                                                                    ---------------    ---------------

Cash at end of period                                                              $         4,333    $         1,797
                                                                                    ===============    ===============



See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.

                                                               June 30        Dec. 31        June 30         Dec. 31
                                                                 2000          1999            1999            1998
                                                             -----------    -----------    -----------     -----------

Container purchases included in:
     Due to affiliates..............................             $   -         $   -             $ 13           $ 16
     Container purchases payable....................               243             -                -              -

Distributions to partners included in:
     Due to affiliates..............................                 9             9               10             10
     Deferred quarterly distributions...............               125           127              169            175

Proceeds from sale of containers included in:
     Due from affiliates............................               338           270              491            792

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.


                                                                                                 2000           1999
                                                                                                -----          -----

Container purchases recorded......................................................             $  243         $1,485
Container purchases paid..........................................................                  -          1,488

Distributions to partners declared................................................              4,806          6,179
Distributions to partners paid....................................................              4,808          6,185

Proceeds from sale of containers recorded.........................................                814          1,744
Proceeds from sale of containers received.........................................                746          2,045

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers  transferred  during the six months ended June
30, 2000 and 1999 were $148 and $19, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $12 and $71 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 2000 and 1999, respectively. The Partnership incurred $100 and $200 of incentive management fees during the three and six-month periods ended June 30, 2000, respectively, and $129 and $258, respectively, for the comparable periods in 1999. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $308 and $619 for the three and six-month periods ended June 30, 2000, respectively, and $283 and $585, respectively, for the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                             Three months           Six months
                                            ended June 30,        ended June 30,
                                            --------------        --------------

                                            2000      1999         2000     1999
                                            ----      ----         ----     ----
      Salaries                              $113      $132         $230     $289
      Other                                  107       114          207      253
                                             ---       ---          ---      ---
       Total general and
          administrative costs              $220      $246         $437     $542
                                             ===       ===          ===      ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2000 and 1999:

                                             Three months           Six months
                                            ended June 30,        ended June 30,
                                            --------------        --------------
                                            2000      1999         2000     1999
                                            ----      ----         ----     ----

      TEM                                   $188      $220         $375     $485
      TFS                                     32        26           62       57
                                             ---       ---          ---      ---
       Total general and
          administrative costs              $220      $246         $437     $542
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

      At June 30, 2000 and December 31, 1999, due from affiliates, net was comprised of:

                                                          2000             1999
                                                          ----             ----
      Due from affiliates:
                Due from TEM.......................       $497             $784
                                                           ---              ---

      Due to affiliates:
                Due to TFS.........................         43               38
                Due to TCC.........................         50               15
                Due to TL..........................          1                1
                                                           ---              ---
                                                            94               54
                                                           ---              ---

      Due from affiliates, net                            $403             $730
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at June 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

      Year ending June 30:

      2001.............................................                    $564
      2002.............................................                     224
      2003.............................................                      75
      2004.............................................                      15
      2005.............................................                       3
                                                                            ---
      Total future rentals receivable..................                    $881
                                                                            ===
Note 4.   Container Rental Equipment Write-Down

      New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the six-month period ended June 30, 2000, the Partnership recorded a write-down of $149 on 200 containers identified for sale and sold 165 previously written down containers for a loss of $8. During the six-month period ended June 30, 1999, the Partnership recorded a write-down of $311 on 426 containers identified for sale and sold 312 previously written-down containers for a loss of $68. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. The Partnership also sold containers that had not been written-down and recorded a gain of $46 and a loss of $423 during the six months ended June 30, 2000 and 1999, respectively.

      If more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the six-month period ended June 30, 1999:

                                                            Units                Average
                                                           Redeemed          Redemption Price            Amount Paid
                                                           --------          -----------------           -----------

     Total  Partnership  redemptions as of December
       31, 1998...............................              48,825                 $12.27                     $598

     Quarter ended:
           March 31, 1999.....................               3,288                 $10.34                       34
                                                            ------                                             ---

     Partnership through June 30, 1999........              52,113                 $12.13                     $632
                                                            ======                                             ===


      There were no redemptions during the six-month period ended June 30, 2000.
      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem any units during the six-month period ended June 30, 2000.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the six-month period ended June 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through May 2000, in the amount of $4,756. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $3,112 of these distributions was a return of capital and the balance was from net earnings.

At June 30, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ended June 30, 2000 and 1999 was $5,735 and $4,971, respectively. The increase of $764, or 15%, was primarily attributable to an increase in net earnings adjusted for non-cash transactions, offset by fluctuations in accounts receivable and accounts payable and accrued liabilities. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses and the increase in rental income. These items are discussed more fully in "Results of Operations". The decrease in accounts receivable of $502 for the six-month period ended June 30, 1999 was primarily due to the decline in rental income. The decrease in accounts receivable of $181 for the six-month period ended June 30, 2000 was primarily due to the decrease in the average collection period of accounts receivable. The fluctuations in accounts payable and accrued liabilities resulted from timing differences in the payment of expenses and fees, as well as in fluctuations in these amounts.

For the six-month period ended June 30, 2000, net cash provided by investing activities (the purchase and sale of containers) was $746 compared to $557 for the same period in 1999. The increase in net cash provided by investing activities of $189 was due to the decrease in container purchases offset by the decrease in container sales. The General Partners believe that the fluctuation in container purchases reflects normal fluctuations in recent container purchases. The decrease in proceeds from container sales was primarily due to the Partnership selling fewer containers. The Partnership continued to sell containers in low demand locations (described below under "Results of Operations"); however there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. The sales prices received on container sales was comparable for both periods, however these sales prices are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale. Sales proceeds will affect the rate of reinvestment in containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment. Subject to the General Partners' discretion, cash from operations available for reinvestment is generally equal to cash provided by operating activities less distributions and redemptions paid. Distributions and redemptions are determined by the General Partners in accordance with the Partnership Agreement. Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest cash from operations available for reinvestment and all or a significant amount of the proceeds from container sales in additional containers. Although there has been some recent improvement in market conditions, overall existing market conditions have had and may continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           2000             1999
                                                         ------           ------

          Beginning container fleet...............       32,876           34,661
          Ending container fleet..................       32,451           34,101
          Average container fleet.................       32,664           34,381

The decline in the average container fleet of 5% from the six-month period ended June 30, 1999 to the comparable period in 2000 was due to the Partnership having sold more containers than it purchased since June 30, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 77% and 69% on average during the six months ended June 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2000 and 1999.

The Partnership's income (loss) from operations for the six-month periods ending June 30, 2000 and 1999 was $1,551 and ($336), respectively, on rental income of $8,826 and $8,372, respectively. The increase in rental income of $454, or 5%, from the six-month period ended June 30, 1999 to the comparable period in 2000 was attributable to increases in container rental income and other rental income. Income from container rentals, the major component of total revenue, increased $303, or 4%, due to the increase in average on-hire utilization of 12%, offset by the decreases in average container fleet of 5%, and average rental rates of 4%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers. The expected economic benefit of continuing to own these older containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when they are available.

Once the decision had been made to sell containers, if the book value of these containers was greater than the estimated fair value, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices during 1999, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until the trade balance between Asia and North America improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first half of 2000.

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

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2000, the total of these other rental income items was $977, an increase of $151 from the equivalent period in 1999. The increase was primarily due to increases in location and DPP income of $72 and $56, respectively. Location income increased primarily due to the decrease in credits granted to lessees for picking up containers from certain locations, offset by a decrease in charges to lessees for dropping off containers in certain locations. DPP income increased primarily due to an increase in the number of containers covered by DPP.

Direct container expenses decreased $656, or 21% from the six-month period ending June 30, 1999, to the equivalent period in 2000. The decrease was primarily due to decreases in storage and DPP expenses of $415, and $139, respectively. Storage expense decreased due to the increase in average utilization noted above and lower average storage costs per container. DPP expense decreased primarily due to a decrease in the average DPP cost per container.

Bad debt expense decreased from an expense of $243 for the six-month period ended June 30, 1999, to a benefit of $81 for the comparable period in 2000. The benefit recorded for the six-month period ended June 30, 2000 was primarily due to an overall lower required reserve at June 30, 2000 than at December 31, 1999.

Depreciation expense decreased $183, or 5%, from the six-month period ended June 30, 1999, to the comparable period in 2000 due to the decrease in fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the six-month period ended June 30, 2000, the Partnership recorded a write-down of $149 on 200 containers identified for sale and sold 165 previously written down containers for a loss of $8. During the six-month period ended June 30, 1999, the Partnership recorded a write-down of $311 on 426 containers identified for sale and sold 312 previously written-down containers for a loss of $68. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. The Partnership also sold containers that had not been written-down and recorded a gain of $46 and a loss of $423 during the six months ended June 30, 2000 and 1999, respectively.

If more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $24, or 3%, from the six-month period ended June 30, 1999 to the comparable period in 2000, due to the decrease in incentive management fees, offset by the increase in equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions and initial partners' capital decreased due to the decreases in the limited partner distribution percentage from 9% to 8% of partners' capital in July 1999 and from 8% to 7% of partners' capital in October 1999. Equipment management fees, which are based primarily on gross revenue, increased due to the increase in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $105, or 19%, from the six-month period ended June 30, 1999 to the comparable period in 2000, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased from an expense of $417 for the six-month period ended June 30, 1999 to income of $143 for the comparable period in 2000. The increase was primarily due to the change in loss on sale of containers from a loss of $491 to a gain of $38.

Net earnings per limited partnership unit increased from a loss of $0.12 for the six months ended June 30, 1999 to earnings of $0.24 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from a loss of $817 to earnings of $1,644, respectively. The allocation of net earnings
(loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2000 and 1999.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2000 and 1999 was $845 and ($417), respectively, on rental income of $4,395 and $4,060, respectively. The increase in rental income of $335, or 8%, from the three-month period ended June 30, 1999 to the comparable period in 2000 was attributable to increases in container rental income and other rental income. Income from container rentals increased $259, or 7%, primarily due to the increase in average on-hire utilization of 13%, offset by the decreases in average container fleet of 5% and average rental rates of 4%.

Other rental income was $435 for the three-month period ended June 30, 2000, an increase of $76 from the equivalent period in 1999. The increase was primarily due to an increase in location income of $61, which increased due to the decrease in credits granted to lessees for picking up containers from certain locations, offset by a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $688, or 37% from the three-month period ending June 30, 1999, to the equivalent period in 2000. The decrease was primarily due to decreases in storage, repositioning and DPP expenses of $226, $203 and $142, respectively. Storage expense decreased due to the increase in average utilization noted above and lower average storage costs per container. Repositioning expense decreased primarily due to the decrease in the number of containers repositioned, offset by an increase in the average cost of repositioning containers due to the high demand for limited vessel capacity noted above. DPP expense decreased primarily due to a decrease in the average DPP cost per container.

Bad debt expense decreased from an expense of $54 for the three-month period ended June 30, 1999, to a benefit of $118 for the comparable period in 2000. The benefit recorded for the three-month period ended June 30, 2000 was primarily due to an overall lower required reserve at June 30, 2000 than at March 31, 2000.

Depreciation expense decreased $93, or 5%, from the three-month period ended June 30, 1999, to the comparable period in 2000 due to the decrease in fleet size.

During the three-month periods ended June 30, 2000 and 1999, the Partnership recorded write-downs of $102 and $62, respectively on containers identified for sale. The decrease in the write-down of $40 was primarily due to fewer containers identified as for sale and requiring a reserve.

Management fees to affiliates were comparable at $408 and $412 for the three-month periods ended June 30, 2000 and 1999, respectively, as the decrease in incentive management fees was offset by the increase in equipment management fees. Incentive management fees decreased due to the decreases in the limited partner distribution percentage from 9% to 8% of partners' capital in July 1999 and from 8% to 7% of partners' capital in October 1999. Equipment management fees increased due to the increase in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $26, or 11%, from the three-month period ended June 30, 1999 to the comparable period in 2000, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $476 from the three-month period ended June 30, 1999 to the comparable period in 2000. The increase was primarily due to the change in loss on sale of containers from a loss of $412 to a gain of $41.

Net earnings per limited partnership unit increased from a loss of $0.12 for the three-month period ended June 30, 1999 to earnings of $0.14 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from a loss of $824 to earnings of $921, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2000, which would result in such a risk materializing.

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


Date: August 11, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 11, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 11, 2000
John A. Maccarone                        Officer)


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


                                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                    A California Limited Partnership

                                    By Textainer Financial Services Corporation
                                    The Managing General Partner



                                    By /s/Ernest J. Furtado
                                       ___________________________
                                       Ernest J. Furtado
                                       Senior  Vice President


Date: August 11, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/Ernest J. Furtado                                                                    August 11, 2000
____________________________             Senior Vice President,
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 August 11, 2000
____________________________             Officer)
John A. Maccarone
