Form 10-Q
period 2000-09-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2000-11-13
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                            San Francisco, CA 94108



November 10, 2000

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2000.

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


             For the quarterly period ended September 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2000

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 2000 (unaudited)
          and December 31, 1999............................................................            3



          Statements of Operations for the three and nine months
          ended September 30, 2000 and 1999 (unaudited)....................................            4



          Statements of Partners' Capital for the nine months
          ended September 30, 2000 and 1999 (unaudited)....................................            5



          Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999 (unaudited)....................................            6



          Notes to Financial Statements (unaudited)........................................            8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................................            12



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                  2000                    1999
                                                                           ----------------        ----------------
                                                                             (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $49,027 (1999:  $45,244) (note 4)                     $          64,589       $          69,262
Cash                                                                                 2,889                   2,660
Accounts receivable, net of allowance for doubtful
   accounts of $550 (1999:  $749)                                                    3,927                   4,042
Due from affiliates, net (note 2)                                                      492                     730
Prepaid expenses                                                                         -                      20
                                                                           ----------------        ----------------

                                                                         $          71,897       $          76,714
                                                                           ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $             525       $             515
   Accrued liabilities                                                                 366                     290
   Accrued recovery costs                                                              212                     186
   Accrued damage protection plan costs                                                375                     544
   Warranty claims                                                                     369                     415
   Deferred quarterly distributions                                                    123                     127
   Container purchases payable                                                         279                       -
                                                                           ----------------        ----------------

      Total liabilities                                                              2,249                   2,077
                                                                           ----------------        ----------------

Partners' capital:
   General partners                                                                      -                       -
   Limited partners                                                                 69,648                  74,637
                                                                           ----------------        ----------------

      Total partners' capital                                                       69,648                  74,637
                                                                           ----------------        ----------------

                                                                         $          71,897       $          76,714
                                                                           ================        ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                        Three months       Three months       Nine months         Nine months
                                                           Ended              Ended              Ended               Ended
                                                       Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 2000      Sept. 30, 1999
                                                       --------------     --------------     --------------      ---------------
Rental income                                         $        4,318   $        4,334      $      13,144      $        12,706
                                                       --------------     --------------     --------------     ----------------

Costs and expenses:
   Direct container expenses                                   1,137            1,377              3,567                4,463
   Bad debt expense (benefit)                                     14              100                (67)                 343
   Depreciation                                                1,701            1,748              5,093                5,324
   Write-down of containers (note 4)                              73              135                224                  446
   Professional fees                                              18               32                 59                   52
   Management fees to affiliates (note 2)                        394              416              1,213                1,259
   General and administrative costs to
     affiliates (note 2)                                         235              185                671                  727
   Other general and administrative costs                         41               46                128                  133
                                                       --------------   --------------     --------------     ---------------

                                                               3,613            4,039             10,888               12,747
                                                       --------------   --------------     --------------     ----------------

   Income (loss) from operations                                 705              295              2,256                  (41)
                                                       --------------   --------------     --------------     ----------------

Other income (expense):
   Interest income                                                64               27                169                  101
   Loss  on sale of containers (note 4)                          (62)            (181)               (24)                (672)
                                                       --------------   --------------     --------------     ----------------

                                                                   2             (154)               145                 (571)
                                                       --------------   --------------     --------------     ----------------

    Net  earnings (loss)                              $          707   $          141      $       2,401      $          (612)
                                                       ==============   ==============     ==============     ================

Allocation of net earnings (loss) (note 2):
   General partners                                   $           25   $           30      $          75      $            94
   Limited partners                                              682              111              2,326                 (706)
                                                       --------------   --------------     --------------     ----------------

                                                      $          707   $          141      $       2,401      $          (612)
                                                       ==============   ==============     ==============     ================
Limited partners' per unit share
   of net  earnings (loss)                            $         0.10   $         0.02      $        0.34      $         (0.10)
                                                       ==============   ==============     ==============     ================

Limited partners' per unit share
   of distributions                                   $         0.35   $         0.42      $        1.05      $          1.32
                                                       ==============   ==============     ==============     ================

Weighted average number of limited
   partnership units outstanding                           6,772,010        6,793,790          6,786,530            6,793,790
                                                       ==============   ==============     ==============     ================



See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                           Partners' Capital
                                                                     -----------------------------------------------------------

                                                                        General              Limited                 Total
                                                                     --------------       ---------------       ----------------

Balances at January 1, 1999                                        $             -      $         85,661      $          85,661

Distributions                                                                  (94)               (8,946)                (9,040)

Redemptions (note 5)                                                             -                   (34)                   (34)

Net loss                                                                        94                  (706)                  (612)
                                                                     --------------       ---------------       ----------------


Balances at September 30, 1999                                     $             -      $         75,975      $          75,975
                                                                     ==============       ===============       ================


Balances at January 1, 2000                                        $             -      $         74,637      $          74,637

Distributions                                                                  (75)               (7,128)                (7,203)

Redemptions (note 5)                                                             -                  (187)                  (187)

Net earnings                                                                    75                 2,326                  2,401
                                                                     --------------       ---------------       ----------------


Balances at September 30, 2000                                     $             -      $         69,648      $          69,648
                                                                     ==============       ===============       ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                                          2000              1999
                                                                                   ----------------   ----------------

Cash flows from operating activities:
   Net earnings (loss)                                                          $            2,401  $            (612)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
        Depreciation                                                                         5,093              5,324
        Write-down of containers (note 4)                                                      224                446
        (Decrease) increase in allowance for doubtful accounts                                (199)               306
        Loss on sale of containers                                                              24                672
        Decrease in assets:
            Accounts receivable                                                                460                197
            Due from affiliates, net                                                           243                105
            Prepaid expenses                                                                    20                 28
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                            86                201
            Accrued recovery costs                                                              26                 46
            Damage protection plan costs                                                      (169)               155
            Warranty claims                                                                    (46)               (46)
                                                                                   ----------------   ----------------


               Net cash provided by operating activities                                     8,163              6,822
                                                                                   ----------------   ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                          1,252              3,113
   Container purchases                                                                      (1,791)            (1,553)
                                                                                   ----------------   ----------------

              Net cash (used in) provided by investing activities                             (539)             1,560
                                                                                   ----------------   ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                  (187)               (34)
    Distributions to partners                                                               (7,208)            (9,067)
                                                                                   ----------------   ----------------

               Net cash used in financing activities                                        (7,395)            (9,101)
                                                                                   ----------------   ----------------

Net increase (decrease) in cash                                                                229               (719)

Cash at beginning of period                                                                  2,660              2,488
                                                                                   ----------------   ----------------

Cash at end of period                                                           $            2,889  $           1,769
                                                                                   ================   ================



See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

                                                               Sept. 30       Dec. 31         Sept. 30        Dec. 31
                                                                 2000           1999            1999           1998
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................             $  73          $  -             $  -           $ 16
     Container purchases payable....................               279             -                -              -

Distributions to partners included in:
     Due to affiliates..............................                 8             9                9             10
     Deferred quarterly distributions...............               123           127              149            175

Proceeds from sale of containers included in:
     Due from affiliates............................               347           270              539            792

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.


                                                                                                 2000           1999
                                                                                                 ----           ----

Container purchases recorded......................................................            $ 2,143        $ 1,537
Container purchases paid..........................................................              1,791          1,553

Distributions to partners declared................................................              7,203          9,040
Distributions to partners paid....................................................              7,208          9,067

Proceeds from sale of containers recorded.........................................              1,329          2,860
Proceeds from sale of containers received.........................................              1,252          3,113

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The  carrying  values of  containers  transferred  during the nine months  ended
September 30, 2000 and 1999 were $146 and $43, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $103 and $73 of container acquisition fees as a component of container costs during the nine-month periods ended September 30, 2000 and 1999, respectively. The Partnership incurred $100 and $300 of incentive management fees during the three and nine-month periods ended September 30, 2000, respectively, and $114 and $372, respectively, for the comparable periods in 1999. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $294 and $913 for the three and nine-month periods ended September 30, 2000, respectively, and $302 and $887, respectively, for the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                      Three months                 Nine months
                                    ended Sept. 30,              ended Sept. 30,
                                    ---------------              ---------------
                                    2000       1999              2000       1999
                                    ----       ----              ----       ----

      Salaries                      $115       $108              $344       $397
      Other                          120         77               327        330
                                     ---        ---               ---        ---
       Total general and
          administrative costs      $235       $185              $671       $727
                                     ===        ===               ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999:

                                     Three months                  Nine months
                                    ended Sept. 30,              ended Sept. 30,
                                    ---------------              ---------------
                                    2000       1999              2000       1999
                                    ----       ----              ----       ----

      TEM                           $195       $163              $569       $648
      TFS                             40         22               102         79
                                     ---        ---               ---        ---
       Total general and
         administrative costs       $235       $185              $671       $727
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

      At September 30, 2000 and December 31, 1999, due from affiliates, net was comprised of:

                                                           2000             1999
                                                           ----             ----
      Due from affiliates:
               Due from TEM.......................         $583             $784
                                                            ---              ---

      Due to affiliates:
             Due to TFS...........................           43               38
             Due to TCC...........................           47               15
             Due to TL............................            1                1
                                                            ---              ---
                                                             91               54
                                                            ---              ---

      Due from affiliates, net                             $492             $730
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at September 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

      Year ending September 30:


      2001.............................................                   $1,363
      2002.............................................                      894
      2003.............................................                      722
      2004.............................................                      674
      2005.............................................                      660
                                                                           -----

      Total future rentals receivable..................                   $4,313
                                                                           =====

--------------------------------------------------------------------------------
Note 4.   Container Rental Equipment Write-Down

      New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the nine-month period ended September 30, 2000, the Partnership recorded a write-down of $224 on 304 containers identified for sale and sold 289 previously written down containers for a loss of $10. During the nine-month period ended September 30, 1999, the Partnership recorded a write-down of $446 on 642 containers identified for sale and sold 755 previously written-down containers for a loss of $192. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. The Partnership also sold containers that had not been written-down and recorded a loss of $14 and $480 during the nine months ended September 30, 2000 and 1999, respectively.

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

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2000 and 1999:

                                                             Units              Average
                                                           Redeemed         Redemption Price         Amount Paid
                                                           ---------       -----------------         ------------
      Total  Partnership  redemptions as of
         December 31, 1998........................           48,825              $12.25                $ 598

      Quarter ended:
         March 31, 1999...........................            3,288              $10.34                   34
                                                             ------                                      ---


     Partnership through September 30,1999........           52,113              $12.13                $ 632
                                                             ======                                      ===



     Total  Partnership  redemptions as of
       December 31, 1999..........................           52,113              $12.13                $ 632

     Quarter ended:
       September 30, 2000.........................           21,780              $ 8.59                  187
                                                             ------                                      ---


     Partnership through September 30, 2000.......           73,893              $11.08                $ 819
                                                             ======                                      ===



      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2000, the Partnership redeemed 21,780 units for a total dollar amount of $187. The Partnership used cash flows from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the nine-month period ended September 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through August 2000, in the amount of $7,128. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $4,802 of these distributions was a return of capital and the balance was from net earnings.

At  September  30,  2000,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 2000 and 1999 was $8,163 and $6,822, respectively. The increase of $1,341 or 20%, was primarily attributable to an increase in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable, offset by fluctuations in accrued damage protection plan costs. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses and the increase in rental income. These items are discussed more fully in "Results of Operations". The decrease in accounts receivable of $460 for the nine-month period ended September 30, 2000 was primarily due to the decrease in the average collection period of accounts receivable. The decrease in accounts receivable of $197 for the comparable period in 1999 was primarily due to the decline in rental income. The decrease in accrued damage protection plan costs was primarily due to a decrease in the number of containers covered under the damage protection plan.

For the nine-month period ended September 30, 2000, net cash used in investing activities (the purchase and sale of containers) was $539 compared to net cash provided by investing activities of $1,560 for the same period in 1999. The increase in net cash used in investing activities of $2,099 was due to the decrease in container sales and an increase in container purchases. The General Partners believe that the fluctuation in container purchases reflects normal fluctuations in recent container purchases. The decrease in container sales was primarily due to the Partnership selling fewer containers during the nine-month period ended September 30, 2000 than in the comparable period in 1999. The Partnership has continued to sell containers in low demand locations (described below under "Results of Operations"); however there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. The sales prices received on container sales was comparable for both periods, however these sales prices are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The amount of these sales proceeds will affect how much the Partnership can reinvest in new containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment which, like sales proceeds, has been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, subject to the General Partners' authority to set all of these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds available for reinvestment will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.


Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           2000             1999
                                                           ----             ----

   Beginning container fleet...............              32,876           34,661
   Ending container fleet..................              32,802           33,321
   Average container fleet.................              32,839           33,991

The decline in the average container fleet of 3% from the nine-month period ended September 30, 1999 to the comparable period in 2000 was due to the Partnership having sold more containers than it purchased since September 30, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners.
Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 78% and 69% on average during the nine months ended September 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2000 and 1999.

The Partnership's income (loss) from operations for the nine-month periods ending September 30, 2000 and 1999 was $2,256 and ($41), respectively, on rental income of $13,144 and $12,706, respectively. The increase in rental income of $438, or 3%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 was attributable to an increase in container rental income offset by a decrease in other rental income. Income from container rentals, the major component of total revenue, increased $624, or 6%, primarily due to the increase in average on-hire utilization of 13%, offset by the decreases in average container fleet of 3%, and average rental rates of 3%.

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

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first three quarters of 2000.

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

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2000, the total of these other rental income items was $1,272, a decrease of $186 from the equivalent period in 1999. The decrease was primarily due to decreases in DPP and location income of $94 and $83, respectively. DPP income decreased primarily due to a decrease in the number of containers covered under DPP. Location income decreased due to the decrease in charges to lessees for dropping off containers in certain locations, offset by the decrease in credits granted to lessees for picking up containers from certain locations.

Direct container expenses decreased $896, or 20% from the nine-month period ending September 30, 1999, to the equivalent period in 2000. The decrease was primarily due to decreases in storage and DPP expenses of $672 and $407, respectively, offset by an increase in repositioning expense of $369. Storage expense decreased due to the increase in average utilization noted above and lower average storage costs per container. DPP expense decreased primarily due to a decrease in the number of containers covered under DPP. Repositioning expense increased due to the increase in the average repositioning cost due to the high demand for limited vessel capacity noted above, offset by a decline in the number of containers repositioned.

Bad debt expense decreased from an expense of $343 for the nine-month period ended September 30, 1999, to a benefit of $67 for the comparable period in 2000. The benefit recorded for the nine-month period ended September 30, 2000 was primarily due to an overall lower required reserve at September 30, 2000 than at December 31, 1999.

Depreciation expense decreased $231, or 4%, from the nine-month period ended September 30, 1999, to the comparable period in 2000 due to the decrease in fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the nine-month period ended September 30, 2000, the Partnership recorded a write-down of $224 on 304 containers identified for sale and sold 289 previously written down containers for a loss of $10. During the nine-month period ended September 30, 1999, the Partnership recorded a write-down of $446 on 642 containers identified for sale and sold 755 previously written-down containers for a loss of $192. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. The Partnership also sold containers that had not been written-down and recorded a loss of $14 and $480 during the nine months ended September 30, 2000 and 1999, respectively.

If more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $46, or 4%, from the nine-month period ended September 30, 1999 to the comparable period in 2000, due to the decrease in incentive management fees, offset by the increase in equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions and initial partners' capital decreased $72 due to the decreases in the limited partner distribution percentage from 9% to 8% of partners' capital in July 1999 and from 8% to 7% of partners' capital in October 1999. Equipment management fees, which are based primarily on gross revenue, increased $26 due to the increase in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $56, or 8%, from the nine-month period ended September 30, 1999 to the comparable period in 2000, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased from an expense of $571 for the nine-month period ended September 30, 1999 to income of $145 for the comparable period in 2000. The increase was primarily due to the decrease in loss on sale of containers from $672 to $24.

Net earnings per limited partnership unit increased from a loss of $0.10 for the nine months ended September 30, 1999 to earnings of $0.34 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from a loss of $706 to earnings of $2,326, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending September 30, 2000 and 1999 was $705 and $295, respectively, on rental income of $4,318 and $4,334, respectively. The decrease in rental income of $16 from the three-month period ended September 30, 1999 to the comparable period in 2000 was attributable to the decrease in other rental income, offset by the increase in container rental income. Income from container rentals increased $320, or 9%, primarily due to the increase in average on-hire utilization of 14%, offset by the decreases in average container fleet of 3% and average rental rates of 3%.

Other rental income was $294 for the three-month period ended September 30, 2000, a decrease of $336 from the equivalent period in 1999. The decrease was primarily due to decreases in location and DPP income of $156, and $149, respectively. The decrease in location income was due to the increase in credits granted to lessees for picking up containers from certain locations and the decrease in charges to lessees for dropping off containers in certain locations. DPP income declined primarily due to a refund of $113 to one lessee as a result of the lessee canceling their DPP coverage in July, 2000. The Partnership also recorded a decrease in previously accrued damage protection plan cost related to units on lease to this lessee as a result of this cancellation, resulting in a decrease to DPP expense of $187.

Direct container expenses decreased $240, or 17% from the three-month period ending September 30, 1999, to the equivalent period in 2000. The decrease was primarily due to decreases in DPP and storage expenses of $268 and $256, respectively, offset by an increase in repositioning expense of $342. DPP expense declined primarily due to the reduction in the DPP reserve as a result of a lessee canceling their DPP coverage as described above. Storage expense decreased due to the increase in average utilization noted above and lower average storage costs per container. Repositioning expense increased primarily due to the increase in the average repositioning cost due to the high demand for limited vessel capacity noted above.

Bad debt expense decreased from $100 to $14 for the three-month period ended September 30, 1999 to the comparable period in 2000. The decrease was primarily due to a smaller required increase to bad debt reserve during the three-month period ended September 30, 2000 than in the same period in 1999.

Depreciation expense decreased $47, or 3%, from the three-month period ended September 30, 1999, to the comparable period in 2000 due to the decrease in fleet size.

During the three-month periods ended September 30, 2000 and 1999, the Partnership recorded write-downs of $73 and $135, respectively on containers identified for sale. The decrease in the write-down of $62 was primarily due to fewer containers identified as for sale and requiring a reserve.

Management fees to affiliates decreased $22, or 5% from the three-month period ended September 30, 1999 to the same period in 2000 due to decreases in incentive management and equipment management fees. Incentive management fees decreased $14 due to the decrease in the limited partner distribution percentage from from 8% to 7% of partners' capital in October 1999. Equipment management fees decreased $8 due to the decline in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates increased $50, or 27%, from the three-month period ended September 30, 1999 to the comparable period in 2000, primarily due to an increase in the allocation of overhead costs from TEM and TFS as a result of the increase in allocable costs.

Other income increased $156 from an expense of $154 for the three-month period ended September 30, 1999 to income of $2 for the comparable period in 2000. The increase was primarily due to the decrease in loss on sale of containers from $181 to $62.

Net earnings per limited partnership unit increased from $0.02 to $0.10 from the three-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $111 to $682, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 2000, which would result in such a risk materializing.

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


Date: November 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)




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


                               TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                               A California Limited Partnership

                               By Textainer Financial Services Corporation
                               The Managing General Partner



                               By /s/Ernest J. Furtado
                               __________________________________

                               Ernest J. Furtado
                               Senior  Vice President

Date: November 10, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
____________________________             Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
____________________________             President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)

