Form 10-K
period 2000-12-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2001-03-20
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 20, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-21228

                    TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                    ----------------------------------------
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

                            LIMITED PARTNER INTERESTS
                                (Title of Class)

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

Not Applicable.
---------------

Documents Incorporated by Reference

The Registrant's Prospectus as contained in Pre-Effective Amendment No. 2 to the Registrant's Registration Statement, as filed with the Commission on April 10, 1992, as supplemented by Post-Effective Amendment No. 3 filed under The Securities Act of 1933 on May 25, 1993 and as supplemented by Supplement No. 8 as filed under Rule 424(b) of the Securities Act of 1933 on March 1, 1994.

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

                  Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit. The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business as opportunities arise, at the end of the container's useful life or if market and economic considerations indicated that a sale would be beneficial. See Item 7 herein and "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) No single lessee generated lease revenue for the years ended December 31, 2000, 1999 and 1998 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 89% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 34% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers rented. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees.  Textainer Financial Services
                  Corporation  (TFS),  a wholly  owned  subsidiary  of Textainer
                  Capital Corporation (TCC), the Managing General Partner of the
                  Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2000 had 4 employees. Textainer Equipment Management Limited (TEM), an
                  Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December
                  31, 2000 had a total of 164 employees.

(d)      Financial  Information about Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 14%, 15% and 21% of the Registrant's rental revenue during the years ended December 31, 2000, 1999 and 1998, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways.
         Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" in the Registrant's Prospectus, as supplemented, and for a discussion of the risks of leasing containers for use in world trade, see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.      PROPERTIES

As of December 31, 2000, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                          11,884
         40-foot standard dry freight containers                          14,209
         40-foot high cube dry freight containers                          6,969
                                                                          ------
                                                                          33,062
                                                                          ======

During December 2000, approximately 74% of these containers were on lease to international shipping companies, and the balance were being stored at container manufacturers' locations and at a large number of storage depots located worldwide. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. At December 31, 2000, less than 1% of the Partnership's equipment had been identified as being for sale.

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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2001, there were 7,978 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

At December 31, 2000 the Registrant was paying distributions at an annualized rate equal to 7% of a Unit's initial cost, or $1.40 per Unit per year. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data." Distributions are made monthly by the Registrant to its limited partners.

ITEM 701:         Inapplicable.

ITEM 6.      SELECTED FINANCIAL DATA

                                                         (Amounts in thousands except for per unit amounts)
                                                                       Year Ended December 31,
                                               ------------------------------------------------------------------------
                                                      2000          1999          1998           1997           1996
                                                      ----          ----          ----           ----           ----

Rental income...........................          $  17,525     $  17,256      $  21,505      $  21,297     $  23,664

Income from operations..................          $   2,961     $     434      $   4,916      $   5,684     $   8,240

Net earnings............................          $   3,182     $     567      $   5,011      $   5,750     $   8,329

Net earnings per unit of
  limited partner interest..............          $    0.45     $    0.07      $    0.72      $    0.82     $    1.20

Distributions per unit of
  limited partner interest..............          $    1.40     $    1.68      $    1.81      $    1.90     $    2.07

Distributions per unit of limited
   partnership interest representing
   a return of capital..................          $    0.95     $    1.61      $    1.09      $    1.08     $    0.87

Total assets............................          $  70,983     $  76,714      $  87,508      $  96,204     $ 104,029

Intercompany borrowings for
   container purchases..................          $       -     $       -      $       -      $     826    $        -

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information that will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2000, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 2000, the Partnership redeemed 51,662 units for a total dollar amount of $439. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the year ended December 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through November 2000, in the amount of $9,492. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $6,410 of these distributions was a return of capital and the balance was from net earnings.

At December 31, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the years ended December 31, 2000 and 1999 was $10,964 and $9,338, respectively. The increase of $1,626 or 17%, was primarily attributable to an increase in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable, offset by fluctuations in accrued damage protection plan costs. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses and the increase in rental income. These items are discussed more fully in "Results of Operations". The decrease in accounts receivable of $1,047 for the year ended December 31, 2000, was primarily due to the decrease in the average collection period of accounts receivable. The decrease in accounts receivable of $341 for the comparable period in 1999 was primarily due to the decline in rental income, offset by an increase in the average collection period of accounts receivable. The decrease in accrued damage protection plan costs for the year ended December 31, 2000, was due to a decrease in the average estimated repair cost per container and a decrease in the number of containers covered under the damage protection plan.

For the year ended December 31, 2000, net cash used in investing activities (the purchase and sale of containers) was $403 compared to net cash provided by investing activities of $2,474 for the same period in 1999. The increase in net cash used in investing activities of $2,877 was due to the decrease in proceeds from container sales and an increase in cash used for container purchases. Cash used for container purchases increased as the Partnership purchased significantly more containers during the year ended December 31, 2000, than the same period in 1999. The General Partners believe that the fluctuation in container purchases reflects normal fluctuations in recent container purchases. The decrease in proceeds from container sales was primarily due to the Partnership selling fewer containers during the year ended December 31, 2000, than in the comparable period in 1999. The Partnership has continued to sell containers in low demand locations (described below under "Results of Operations"); however there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. Although the sales prices received on container sales during 2000 increased slightly as compared to 1999, these sales prices are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The amount of these sales proceeds will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds available for reinvestment will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 2000, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                   2000        1999        1998
                                                   ----        ----        ----

     Beginning container fleet...............     32,876      34,661      36,409
     Ending container fleet..................     33,062      32,876      34,661
     Average container fleet.................     32,969      33,769      35,535


The average container fleet decreased 2% and 5% from the years ended December 31, 1999 to 2000 and from December 31, 1998 to 1999, respectively, primarily due to sales of containers. Generally, sales proceeds are used to purchase additional containers, however, fewer containers are bought than sold as container sales prices are lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. Additionally, the rate of decline in average fleet size will fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during these periods. The increase in the container fleet during the year ended December 31, 2000, was primarily due to these timing differences.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 77%, 71% and 79% on average during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods as discussed below.

The following is a comparative analysis of the results of operations for the years ended December 31, 2000, 1999 and 1998.

The Partnership's income from operations for the years ended December 31, 2000 and 1999 was $2,961 and $434 respectively, on rental income of $17,525 and $17,256, respectively. The increase in rental income of $269, or 2%, from the year ended December 31, 1999, to the comparable period in 2000 was attributable to an increase in container rental income offset by a decrease in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $620, or 4%, primarily due to the increase in average on-hire utilization of 8%, offset by the decreases in average rental rates of 3%, and in the average container fleet of 2%.

The Partnership's income from operations for the years ended December 31, 1999 and 1998 was $434 and $4,916, respectively, on rental income of $17,256 and $21,505, respectively. The decrease in rental income of $4,249, or 20%, from the year ended December 31, 1998, to the year ended December 31, 1999, was attributable to decreases in container rental income and other rental income, which is discussed below. Income from container rentals decreased $3,521, or 19%, primarily due to the decreases in the average on-hire utilization of 10%, the average container fleet of 5% and average rental rates of 4%.

The improvement in utilization, which began in the third quarter of 1999, was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers. The expected economic benefit of continuing to own these older containers was less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when they are available.

Once the decision had been made to sell containers, if the book value of these containers was greater than the estimated fair value, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices during 1999, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until demand for leased containers improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers in 2000, rental rates remained stable during 2000.

In the fourth quarter of 2000, utilization began to decline and has continued to decline into the beginning of 2001. This decline was primarily due to the slowing United States economy and the resulting decline in exports out of Asia. The General Partners caution that utilization could continue to decline in 2001 if these conditions persist and demand for leased containers does not improve. Despite the decline in utilization, rental rates have remained stable into the beginning of 2001. New container prices declined in 2001, and this decline, combined with the recent decline in utilization may have a negative effect on rental rates in the future.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2000, other rental income was $1,734, a decrease of $351 from the equivalent period in 1999. The decrease was primarily due to decreases in location, DPP and handling income of $167, $123, and $60, respectively. The decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted to lessees for picking up containers from surplus locations. The decline in DPP income was primarily due to a decrease in the average DPP price charged per container. Handling income declined primarily due to the decline in container movement.

For the year ended December 31, 1999, other rental income was $2,085, a decrease of $728 from the year ended December 31, 1998. This decrease was primarily due to decreases in location and handling income of $638 and $107, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations and an increase in credits given to lessees for picking up containers from certain locations. Handling income decreased due to a decrease in the average handling price charged per container, offset by an increase in container movement.

Direct container expenses decreased $855, or 15% from the year ended December 31, 1999, to the same period in 2000. The decrease was primarily due to declines in storage, DPP and handling expenses of $691, $445 and $114, offset by the increase in repositioning expense of $469. Storage expense declined due to the improvement in utilization noted above and a lower average storage cost per container. DPP expense declined due to a decrease in the average repair cost per container. Handling expense decreased due to the decrease in container movement and a lower average handling cost per container. The increase in repositioning expense was due to the increase in the average cost to reposition a container due to the high demand for limited vessel capacity, offset by the decrease in the number of containers repositioned.

Direct container expenses increased $816, or 17%, from the year ended December 31, 1998, to the same period in 1999. The increase was primarily due to increases in storage and DPP expenses of $513 and $443, respectively. Storage expense increased primarily due to the decrease in average utilization. DPP expense increased due to an increase in the average repair cost per DPP container and an increase in the number of containers covered under DPP.

Bad debt (benefit) expense was ($120), $364 and ($265) for the years ended December 31, 2000, 1999 and 1998, respectively. The benefit recorded for the year ended December 31, 2000, was due to the overall lower required reserves at December 31, 2000, than at December 31, 1999. The effect of insurance proceeds received during 1998 relating to certain receivables against which reserves had been recorded in the 1994 and 1995, as well as the resolution of payment issues with one lessee during 1998, were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt expense (benefit) between 1998 and 1999.

Depreciation expense decreased $256, or 4%, and $395, or 5%, from the years ended December 31, 1999 to 2000, and December 31, 1998 to 1999, respectively. These decreases were primarily due to the decline in the average fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2000, 1999 and 1998 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2000, 1999 and 1998, the Partnership recorded write-down expenses of $249, $475 and $457, respectively, on 344, 746 and 844 containers identified as for sale and requiring a reserve. At December 31, 2000 and 1999, the net book value of containers identified as for sale was $259 and $231, respectively.

The Partnership sold 320 of these previously written down containers for a loss of $9 during the year ended December 31, 2000, and sold 1,499 previously written down containers for a loss of $193 during the same period in 1999. During the year ended December 31, 1998, there were no sales of previously written down containers as the initial write-down was recorded at December 31, 1998. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container prices.

The Partnership also sold containers that had not been written down and recorded losses of $80, $204 and $700 during the years ended December 31, 2000, 1999 and 1998, respectively.

As more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $71, or 4%, from the year ended December 31, 1999, to the comparable period in 2000, due to the decrease in incentive management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions and initial limited partners' capital decreased due to (i) the decreases in the limited partner distribution percentage from 9% to 8% of partners' capital in July 1999 and from 8% to 7% of partners' capital in October 1999, and (ii) the decrease in partners' capital due to redemptions of limited partners' units during the years ended December 31, 2000 and 1999. Equipment management fees, which are based primarily on gross revenue, were comparable and were approximately 7% of rental income for both periods.

Management fees to affiliates decreased $293, or 15%, from the year ended December 31, 1998, to the year ended December 31, 1999, due to decreases in both incentive and equipment management fees. The decrease in equipment management fees resulted primarily from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees decreased due to the decreases in the limited partner distribution percentages noted above and the decrease in partners' capital due to redemptions of limited partners' units during the years ended December 31, 1999 and 1998.

General and administrative costs to affiliates decreased $43, or 5% and $251, or 22%, from the years ended December 31, 1999 to 2000, and December 31, 1998 to 1999, respectively. These decreases were primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers decreased from $397 during the period ended December 31, 1999 to $89 for the comparable period in 2000. The decrease was primarily due to the Partnership selling fewer containers at a slightly higher average sales price during the year ended December 31, 2000, than the same period in 1999. The decline in the number of container sold was primarily due to there being fewer lower demand locations and fewer containers in these locations, primarily as a result of previous sales efforts.

Loss on sale of containers decreased $303 from the year ended December 31, 1998 to the year ended December 31, 1999. Although the Partnership continued to sell containers in low demand locations at lower average sales prices, as a result of market conditions, it incurred fewer losses during 1999 than 1998 primarily due to the write-down of certain containers recorded during 1998 and 1999.

Net earnings per limited partnership unit increased from $0.07 to $0.45 from the year ended December 31, 1999 to 2000, reflecting the increase in net earnings allocated to limited partners from $447 to $3,082, respectively. Net earnings per limited partnership unit decreased from $0.72 to $0.07 from the year ended December 31, 1998 to 1999, respectively, reflecting the decrease in net earnings allocated to limited partners from $4,881 to $447, respectively. The allocation of net earnings for the years ended December 31, 2000, 1999 and 1998, included a special allocation of gross income of $68, $114 and $80, respectively, to the General Partners in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 2000, which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached pages 13 to 25

                          Independent Auditors' Report



The Partners
Textainer Equipment Income Fund IV, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund IV, L.P. (a California limited partnership) as of December 31, 2000 and 1999, the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund IV, L.P. as of December 31, 2000 and 1999, and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                    KPMG LLP



San Francisco, California
February 16, 2001


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                                 2000                  1999
                                                                           ---------------       ----------------

Assets
Container rental equipment, net of accumulated
   depreciation of $50,184 (1999:  $45,244)                                $       63,447        $        69,262
Cash                                                                                3,183                  2,660
Accounts receivable, net of allowance
   for doubtful accounts of $323 (1999:  $749) (note 4)                             3,632                  4,042
Due from affiliates, net (note 2)                                                     704                    730
Prepaid expenses                                                                       17                     20
                                                                           ---------------       ----------------

                                                                           $       70,983        $        76,714
                                                                           ===============       ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $          620        $           515
   Accrued liabilities                                                                417                    290
   Accrued damage protection plan costs (note 1(k))                                   366                    544
   Warranty claims (note 1(l))                                                        354                    415
   Accrued recovery costs (note 1(j))                                                 219                    186
   Deferred quarterly distributions (note 1(g))                                       121                    127
   Container purchases payable                                                      1,098                      -
                                                                           ---------------       ----------------

      Total liabilities                                                             3,195                  2,077
                                                                           ---------------       ----------------

Partners' capital:
   General partners                                                                     -                      -
   Limited partners                                                                67,788                 74,637
                                                                           ---------------       ----------------

      Total partners' capital                                                      67,788                 74,637
                                                                           ---------------       ----------------


                                                                           $       70,983        $        76,714
                                                                           ===============       ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended  December 31, 2000,  1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
----------------------------------------------------------------------------------------------------------------------------

                                                                          2000                1999                1998
                                                                   -----------------   -----------------   -----------------

Rental income                                                      $         17,525    $         17,256    $         21,505
                                                                   -----------------   -----------------   -----------------

Costs and expenses:
   Direct container expenses                                                  4,856               5,711               4,895
   Bad debt (benefit) expense                                                  (120)                364                (265)
   Depreciation and amortization                                              6,784               7,040               7,435
   Write-down of containers (note 1(e))                                         249                 475                 457
   Professional fees                                                             60                  70                  40
   Management fees to affiliates (note 2)                                     1,607               1,678               1,971
   General and administrative costs to affiliates (note 2)                      870                 913               1,164
   Other general and administrative costs                                       169                 174                 192
   Loss on sale of containers                                                    89                 397                 700
                                                                   -----------------   -----------------   -----------------

                                                                             14,564              16,822              16,589
                                                                   -----------------   -----------------   -----------------

   Income from operations                                                     2,961                 434               4,916
                                                                   -----------------   -----------------   -----------------

Other income:
   Interest income                                                              221                 133                  95
                                                                   -----------------   -----------------   -----------------

                                                                                221                 133                  95
                                                                   -----------------   -----------------   -----------------

   Net earnings                                                    $          3,182    $            567    $          5,011
                                                                   =================   =================   =================

Allocation of net earnings (note 1(g)):
   General partners                                                $            100    $            120    $            130
   Limited partners                                                           3,082                 447               4,881
                                                                   -----------------   -----------------   -----------------

                                                                   $          3,182    $            567    $          5,011
                                                                   =================   =================   =================
Limited partners' per unit share
   of net earnings                                                 $           0.45    $           0.07    $           0.72
                                                                   =================   =================   =================

Limited partners' per unit share
   of distributions                                                $           1.40    $           1.68    $           1.81
                                                                   =================   =================   =================

Weighted average number of limited
   partnership units outstanding (note 1(m))                              6,775,430           6,793,790           6,819,646
                                                                   =================   =================   =================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                     Partners' Capital
                                                                    -----------------------------------------------------
                                                                       General             Limited             Total
                                                                    --------------      --------------     --------------

Balances at December 31, 1997                                       $           -       $      93,444      $      93,444

Distributions                                                                (130)            (12,337)           (12,467)

Redemptions (note 1(n))                                                         -                (327)              (327)

Net earnings                                                                  130               4,881              5,011
                                                                    --------------      --------------     --------------

Balances at December 31, 1998                                                   -              85,661             85,661
                                                                    --------------      --------------     --------------

Distributions                                                                (120)            (11,437)           (11,557)

Redemptions (note 1(n))                                                         -                 (34)               (34)

Net earnings                                                                  120                 447                567
                                                                    --------------      --------------     --------------

Balances at December 31, 1999                                                   -              74,637             74,637
                                                                    --------------      --------------     --------------

Distributions                                                                (100)             (9,492)            (9,592)

Redemptions (note 1(n))                                                         -                (439)              (439)

Net earnings                                                                  100               3,082              3,182
                                                                    --------------      --------------     --------------

Balances at December 31, 2000                                       $           -       $      67,788      $      67,788
                                                                    ==============      ==============     ==============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                      2000             1999             1998
                                                                                 ---------------  --------------   --------------

Cash flows from operating activities:
   Net earnings                                                                  $        3,182   $         567    $       5,011
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and container write-down                                            7,033           7,515            7,892
         (Decrease) increase  in allowance for doubtful accounts,
            excluding write-off (note 4)                                                   (426)            323             (446)
         Loss on sale of containers                                                          89             397              700
         (Increase) decrease in assets:
            Accounts receivable, excluding write-off (note 4)                             1,047             341              942
            Prepaid expenses                                                                  3               8              167
            Due from affiliates, net                                                         10             (91)            (616)
         Increase (decrease) in liabilities:
            Accounts payable & accrued liabilities                                          232             111              128
            Accrued recovery costs                                                           33              58              (11)
            Accrued damage protection plan costs                                           (178)            170              (31)
            Warranty claims                                                                 (61)            (61)             (61)
                                                                                 ---------------  --------------   --------------

               Net cash provided by operating activities                                 10,964           9,338           13,675
                                                                                 ---------------  --------------   --------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                       1,798           4,028            2,761
   Container purchases                                                                   (2,201)         (1,554)            (964)
                                                                                 ---------------  --------------   --------------

              Net cash (used in) provided by investing activities                          (403)          2,474            1,797
                                                                                 ---------------  --------------   --------------

Cash flows from financing activities:
    Repayment of borrowings from affiliates                                                   -               -             (826)
    Redemptions of limited partnership units                                               (439)            (34)            (327)
    Distributions to partners                                                            (9,599)        (11,606)         (12,495)
                                                                                 ---------------  --------------   --------------

               Net cash used in financing activities                                    (10,038)        (11,640)         (13,648)
                                                                                 ---------------  --------------   --------------

Net increase in cash                                                                        523             172            1,824

Cash at beginning of period                                                               2,660           2,488              664
                                                                                 ---------------  --------------   --------------

Cash at end of period                                                            $        3,183   $       2,660    $       2,488
                                                                                 ===============  ==============   ==============

Interest paid during the period                                                  $            -   $           -    $          20
                                                                                 ===============  ==============   ==============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(A California Limited Partnership)

Statements of Cash Flows - Continued

Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2000, 1999, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                     2000          1999           1998           1997
                                                                     ----          ----           ----           ----

Container purchases included in:
   Due to affiliates.....................................          $    -          $  -           $ 16           $  2
   Container purchases payable...........................           1,098             -              -              -

Distributions to partners included in:
   Due to affiliates.....................................               8             9             10             11
   Deferred quarterly distributions......................             121           127            175            202

Proceeds from sale of containers included in:
   Due from affiliates...................................             253           270            792            286

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown on the Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                                                                                   2000           1999          1998
                                                                                   ----           ----          ----

Container purchases recorded.........................................          $  3,299       $  1,538     $     978
Container purchases paid.............................................             2,201          1,554           964

Distributions to partners declared...................................             9,592         11,557        12,467
Distributions to partners paid.......................................             9,599         11,606        12,495

Proceeds from sale of containers recorded............................             1,781          3,506         3,267
Proceeds from sale of containers received............................             1,798          4,028         2,761

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2000, 1999 and 1998 was $211, $109 and $73, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes to Financial Statements

Years ended  December 31, 2000,  1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
--------------------------------------------------------------------------------


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

      (d)  Fair Value of Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2000 and 1999, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

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

      New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2000, 1999 and 1998 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2000, 1999 and 1998, the Partnership recorded write-down expenses of $249, $475 and $457, respectively, on 344, 746 and 844 containers identified as for sale and requiring a reserve. At December 31, 2000 and 1999, the net book value of containers identified as for sale was $259 and $231, respectively.

      The Partnership sold 320 of these previously written down containers for a loss of $9 during the year ended December 31, 2000, and sold 1,499 previously written down containers for a loss of $193 during the same period in 1999. During the year ended December 31, 1998, there were no sales of previously written down containers as the initial write-down was recorded at December 31, 1998. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container prices.

      The Partnership also sold containers that had not been written down and recorded losses of $80, $204 and $700 during the years ended December 31, 2000, 1999 and 1998, respectively.

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

      No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 2000, 1999 and 1998.

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

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $121 and $127 at December 31, 2000 and 1999, respectively.

      (h)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (i)  Acquisition Fees

      In accordance with the Partnership Agreement, acquisition fees equal to 5% of the container purchase price were paid to TAS through October 1998 and to TEM beginning in November 1998. These fees are capitalized as part of the cost of the containers.

      (j)  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2000 and 1999, the amounts accrued were $219 and $186, respectively.

      (k)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2000 and 1999, was $366 and $544, respectively.

      (l)  Warranty Claims

      During 1996 and 1995, the Partnership settled warranty claims against two container manufacturers. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable containers (ten years), reducing maintenance and repair costs over that time. At December 31, 2000 and 1999, the unamortized portion of the settlement amount was $354 and $415, respectively.


      (m)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2000, 1999 and 1998, which were 6,775,430, 6,793,790, and 6,819,646, respectively.

      (n)  Redemptions

      The following redemption offerings were consummated by the Partnership during the years ended December 31, 2000, 1999 and 1998:

                                                         Units                 Average
                                                       Redeemed           Redemption Price           Amount Paid
                                                       --------           ----------------           -----------


      Total Partnership redemptions as of
      December 31, 1997.......................          18,735                 $14.46                   $  271
                                                        ------                                           -----

      Year ended December 31, 1998:
            4th quarter.......................          30,090                 $10.87                      327
                                                        ------                                           -----

      Year ended December 31, 1999:
            3rd quarter.......................           3,288                 $10.34                       34
                                                        ------                                           -----


       Year ended December 31, 2000:
            3rd quarter.......................          21,780                 $ 8.59                      187
            4th quarter.......................          29,882                 $ 8.44                      252
                                                        ------                                           -----
                                                        51,662                 $ 8.50                      439
                                                        ------                                           -----


      Total Partnership redemptions as of
      December 31, 2000.......................         103,775                 $10.32                   $1,071
                                                       =======                                           =====

      The redemption price is fixed by formula.

      (o) Reclassification

      Following the adoption of SAB 101, "Revenue Recognition in Financial Statements", by the Partnership in the fourth quarter of fiscal 2000, the Partnership has reclassified gain/loss on sale of containers from other income (after income from operations) to costs and expenses (before income from operations). All periods have been amended to reflect this reclassification.

Note 2.  Transactions with Affiliates

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $157, $73, and $47 of container acquisition fees as part of container rental equipment costs during the years ended December 31, 2000, 1999 and 1998, respectively. The Partnership incurred $399, $472, and $517 of incentive management fees during each of the three years ended December 31, 2000, 1999 and 1998, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2000 and 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2000, 1999 and 1998, equipment management fees totaled $1,208, $1,206, and $1,454, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and full payout net leases. Although the Partnership has some rent receivable under cancelable long term operating leases, the majority of the Partnership's leases are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                  2000         1999         1998
                                                  ----         ----         ----

               Salaries                           $450         $508       $  631
               Other                               420          405          533
                                                   ---          ---        -----
                 Total general and
                    administrative costs          $870         $913       $1,164
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

                                                  2000         1999         1998
                                                  ----         ----         ----

               TEM                                $758         $816       $1,054
               TFS                                 112           97          110
                                                   ---          ---        -----
                 Total general and
                    administrative costs          $870         $913       $1,164
                                                   ===          ===        =====

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

      At December 31, 2000 and 1999, due from affiliates, net, is comprised of:

                                                             2000           1999
                                                             ----           ----
        Due from affiliates:
            Due from TEM...........................       $   758        $   784
                                                             ----           ----

            Due to affiliates:
            Due to TL..............................             1              1
            Due to TCC.............................            12             15
            Due to TFS.............................            41             38
                                                             ----           ----
                                                               54             54
                                                             ----           ----

            Due from affiliates, net                      $   704        $   730
                                                             ====           ====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $13 of interest expense on amounts due to the General Partners during the year ended December 31, 1998. There was no interest expense incurred on amounts due to the General Partners during the years ended December 31, 2000 or 1999.


Note 3.   Income Taxes

      At December 31, 2000, 1999 and 1998, there were temporary differences of $55,358, $60,365, and $65,004, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                              2000               1999             1998
                                                                              ----               ----             ----

      Net income per financial statements......................            $ 3,182           $    567        $   5,011

      (Decrease) increase in provision for bad debt............               (426)               323           (1,007)
      Depreciation for federal income tax purposes
        less than (in excess of) depreciation for
         financial statement  purposes.........................              3,681                323          (10,433)
      Gain on sale of fixed assets for federal income
         tax purposes in excess of gain/loss recognized
         for financial statement purposes......................              1,990              3,885            3,647
      (Decrease) increase in damage protection plan costs......               (178)               170              (31)
      Warranty reserve income for tax purposes in excess
        of financial statement purposes........................                (61)               (61)             (61)
                                                                            ------             ------          -------

      Net income (loss) for federal income tax purposes........            $ 8,188           $  5,207        $ (2,874)
                                                                            ======             ======          ========

Note 4.   Accounts Receivable Write-Off

      During 1998, the Partnership wrote-off $561 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995. During the years ended December 31, 1999 and 2000, there were no such individually significant write-offs.



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data
------------------------------------------------------------------------------------------------------------------------
The following is a summary of selected  quarterly  financial  data for the years ended December 31, 2000, 1999 and 1998:

                                                                                (Amounts in thousands)
                                                                                 2000 Quarters Ended
                                                              --------------------------------------------------------
                                                              Mar. 31          June 30         Sept. 30        Dec. 31
                                                              --------------------------------------------------------

Rental income                                                 $ 4,431          $ 4,395         $ 4,318        $ 4,381

Income from operations                                        $   704          $  886          $   643        $   728

Net earnings                                                  $   748          $  946          $   707        $   781

Limited partners' share of net earnings                       $   723          $  921          $   682        $   756

Limited partners' share of distributions                      $ 2,378          $ 2,378         $ 2,372        $ 2,364


                                                                                 1999 Quarters Ended
                                                              --------------------------------------------------------
                                                              Mar. 31          June 30         Sept. 30        Dec. 31
                                                              --------------------------------------------------------

Rental income                                                 $ 4,312          $ 4,060         $ 4,334        $ 4,550

Income (loss) from operations                                 $     2          $  (829)        $   114        $ 1,147

Net earnings (loss)                                           $    39          $  (792)        $   141        $ 1,179

Limited partners' share of net earnings (loss)                $     7          $  (824)        $   111        $ 1,153

Limited partners' share of distributions                      $ 3,058          $ 3,057         $ 2,831        $ 2,491


                                                                                 1998 Quarters Ended
                                                              --------------------------------------------------------
                                                              Mar. 31          June 30         Sept. 30        Dec. 31
                                                              --------------------------------------------------------

Rental income                                                 $ 5,517          $ 5,369         $ 5,378        $ 5,241

Income from operations                                        $ 1,806          $ 1,655         $ 1,419        $    36

Net earnings                                                  $ 1,811          $ 1,677         $ 1,453        $    70

Limited partners' share of net earnings                       $ 1,778          $ 1,645         $ 1,420        $    38

Limited partners' share of distributions                      $ 3,129          $ 3,072         $ 3,072        $ 3,064

The amounts of income from operations are different from the amounts  previously reported in reports on Form 10-Q filed for the years 2000,  1999 and 1998 as the
Registrant adopted SAB 101, "Revenue  Recognition in Financial  Statements",  in
the  fourth  quarter  of  fiscal  2000  and  reclassified  gain/loss  on sale of containers  from  other  income  (after  income  from  operations)  to costs and expenses  (before  income from  operations).  To conform to the  current  year's
presentation,   the  following   reclassifications  were  made  to  income  from
operations:
                                                              Mar. 31          June 30         Sept. 30        Dec. 31
                                                              --------------------------------------------------------

                                                    2000      $    (3)         $    41         $   (62)       $   (65)
                                                    1999      $   (79)         $  (412)        $  (181)       $   275
                                                    1998      $   233          $     9         $   (88)       $  (854)

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2000, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                              Age    Position

Neil I. Jowell                     67    Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                  56    President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                   61    Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                      62    Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                   79    Director of TGH and TL
Philip K. Brewer                   44    Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen                 41    Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                  45    Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Wolfgang Geyer                     47    Regional Vice President - Europe
Mak Wing Sing                      43    Regional Vice President - South Asia
Masanori Sagara                    45    Regional Vice President - North Asia
Stefan Mackula                     48    Vice President -  Equipment Resale
Anthony C. Sowry                   48    Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                  48    Vice President - Risk Management
Janet S. Ruggero                   52    Vice President - Administration and Marketing Services
Jens W. Palludan                   50    Regional Vice President - Americas and Logistics
Isam K. Kabbani                    66    Director of TGH and TL
James A. C. Owens                  61    Director of TGH and TL
S. Arthur Morris                   67    Director of TGH, TEM and TL
Dudley R. Cottingham               49    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                     33    Controller of TCC and TFS

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

         John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of all of these corporations. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

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

         Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present), which is publicly traded and listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

         Harold J. Samson is a director of TGH and TL and has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is also a member of the Investment Advisory Committee (see
"Committees", below). Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

         Philip K. Brewer is Senior Vice President - Asset Management Group and director of TEM and TL. He was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

         Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and a Director of TEM, TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

         Wolfgang  Geyer is based  in  Hamburg,  Germany  and is  Regional  Vice
President - Europe, responsible for coordinating all leasing activities in Europe, Africa and the Middle East/Persian Gulf. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

         Mak Wing Sing is based in Singapore and is the Regional Vice  President
- South Asia, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong, South China (PRC), Southeast Asia and Australia/New Zealand. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with
OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

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

         Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Americas and Logistics, responsible for container leasing activities in North/South America and for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Sheikh Isam K. Kabbani is a director of TGH and TL. He has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries (OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has since been his principal business activity. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

         James A. C. Owens is a director of TGH and TL. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL and has served as director of TGH and TL since 1998. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

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

         Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University.


Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

         Equipment Investment Committee. The Equipment Investment Committee reviews the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony C. Sowry, Richard G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

         Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest
J. Furtado and Robert D. Pedersen.

         Investment Advisory Committee. The Investment Advisory Committee reviews investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


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

(b)       Security Ownership of Management

          As of January 1, 2001:

                                                      Number
          Name of Beneficial Owner                    Of Units       % All Units
          ------------------------                    --------       -----------

          James E. Hoelter.......................       10,995           0.1631%
          John A. Maccarone......................        5,500           0.0816%
                                                        ------           -------

          Officers and Management
            as a Group..........................        16,495           0.2447%
                                                        ======           =======

(c)       Changes in control.

          Inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

(a)       Transactions with Management and Others.

          At December 31, 2000 and 1999, due from affiliates, net, is comprised of:

                                                          2000              1999
                                                          ----              ----
          Due from affiliates:
            Due from TEM.........................       $  758            $  784
                                                          ----              ----

          Due to affiliates:
            Due to TL............................            1                 1
            Due to TCC...........................           12                15
            Due to TFS...........................           41                38
                                                          ----              ----
                                                            54                54
                                                          ----              ----

          Due from affiliates, net                      $  704            $  730
                                                          ====              ====

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

          It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $13 of interest expense on amounts due to the General Partners during the year ended December 31, 1998. There was no interest expense incurred on amounts due to the General Partners during the years ended December 31, 2000 or 1999.

          In addition, the Registrant paid or will pay the following amounts to the General Partners and TAS:

          Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                        2000              1999              1998
                                        ----              ----              ----

                  TAS............       $  -               $ -               $31
                  TEM............        157                73                16
                                         ---                --                --

                  Total..........       $157               $73               $47
                                         ===                ==               ===

          Management fees in connection with the operations of the Registrant:

                                        2000              1999              1998
                                        ----              ----              ----

                  TEM............     $1,295            $1,310            $1,568
                  TFS............        312               368               403
                                       -----             -----             -----

                  Total..........     $1,607            $1,678            $1,971
                                       =====             =====             =====

           Reimbursement  for  administrative   costs  in  connection  with  the
           operations of the Registrant:

                                        2000              1999              1998
                                        ----              ----              ----

                  TEM............       $758              $816            $1,054
                  TFS............        112                97               110
                                         ---               ---             -----

                  Total..........       $870              $913            $1,164
                                         ===               ===             =====

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



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial  statements of the  Registrant for the year ended December 31, 2000 are contained in Item 8 of this Report.

         2.       Financial Statement Schedules.

                  (i)   Independent Auditors' Report on Supplementary Schedule.

                  (ii)  Schedule II - Valuation and Qualifying Accounts.

         3.       Exhibits Incorporated by reference.

                  (i) The Registrant's Prospectus as contained in Pre-Effective Amendment No. 2 to the Registrant's Registration Statement (No. 33-44687), as filed with the Commission April 10, 1992, as supplemented by Post-Effective Amendment No. 3 filed with the Commission under Section 8(c) of the Securities Act of 1933 on May 25, 1993, and as supplemented by Supplement No. 8 as filed under Rule 424(b) of the Securities Act of 1933 on March 1, 1994.

                  (ii) The Registrant's limited partnership agreement, Exhibit A to the Prospectus.

(b) During the year ended 2000, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule



The Partners
Textainer Equipment Income Fund IV, L.P.:

Under the date of February 16, 2001, we reported on the balance sheets of Textainer Equipment Income Fund IV, L.P. (the Partnership) as of December 31, 2000 and 1999, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP



San Francisco, California
February 16, 2001





TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(A California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                                 Charged                                       Balance
                                                Balance at       to Costs        Charged                        at End
                                                Beginning          and           to Other                         of
                                                of Period        Expenses        Accounts    Deduction          Period
                                                ----------       --------        --------    ---------          ------

For the year ended December 31, 2000:

Allowance for
  doubtful accounts                               $    749        $  (120)         $    -      $  (306)        $  323
                                                     -----          -----            ----        -----           ----


Recovery cost reserve                             $    186        $   140          $    -      $  (107)        $  219
                                                     -----          -----            ----        -----           ----


Damage protection
  plan reserve                                    $    544        $   385          $    -      $  (563)        $  366
                                                     -----          -----            ----        -----           ----


For the year ended December 31, 1999:

Allowance for
  doubtful accounts                               $    426        $   364          $    -      $   (41)        $  749
                                                     -----          -----            ----        -----           ----


Recovery cost reserve                             $    128        $   173          $    -      $  (115)        $  186
                                                     -----          -----            ----        -----           ----


Damage protection
  plan reserve                                    $    374        $   831          $    -      $  (661)        $  544
                                                     -----          -----            ----        -----           ----



For the year ended December 31, 1998:

Allowance for
  doubtful accounts                               $  1,433        $  (265)         $ (561)     $  (181)        $  426
                                                     -----          -----            ----        -----           ----

Recovery cost reserve                             $    139        $   268          $    -      $  (279)        $  128
                                                     -----          -----            ----        -----           ----


Damage protection
  plan reserve                                    $   405         $   388          $    -      $  (419)        $  374
                                                    -----           -----            ----        -----           ----


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

Date:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                             Title                                    Date


______________________________                        Senior Vice President, CFO               March 20, 2001
Ernest J. Furtado                                     (Principal Financial and
                                                      Accounting Officer),
                                                      Secretary and Director

______________________________                        President (Principal Executive           March 20, 2001
John A. Maccarone                                     Officer), and Director


______________________________                        Chairman of the Board and Director       March 20, 2001
Neil I. Jowell


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

                                     TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                     A California Limited Partnership


                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By /s/Ernest J. Furtado
                                     ----------------------------------
                                     Ernest J. Furtado
                                     Senior Vice President

Date:  March 20, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                           Title                                     Date

/s/Ernest J. Furtado                                                                          March 20, 2001
_____________________________________               Senior Vice President, CFO
Ernest J. Furtado                                   (Principal Financial and
                                                    Accounting Officer),
                                                    Secretary and Director

/s/John A. Maccarone                                                                          March 20, 2001

_____________________________________               President (Principal Executive
John A. Maccarone                                   Officer), and Director


/s/Neil I. Jowell                                                                             March 20, 2001
_____________________________________               Chairman of the Board and Director
Neil I. Jowell