Form 10-Q
period 2001-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2001-08-10
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108



August 10, 2001

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2001.

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


                For the quarterly period ended June 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 2001
          and December 31, 2000 (unaudited).......................................................       3



          Statements of Operations for the three and six months
          ended June 30, 2001 and 2000 (unaudited)................................................       4



          Statements of Partners' Capital for the six months
          ended June 30, 2001 and 2000 (unaudited)................................................       5



          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000 (unaudited)................................................       6



          Notes to Financial Statements (unaudited)...............................................       8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................................      12





TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                2001                    2000
                                                                          ----------------        ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $52,893, (2000:  $50,184) (note 3)                     $        59,326         $        63,447
Cash                                                                                1,839                   3,183
Accounts receivable, net of allowance for doubtful
   accounts of $226, (2000:  $323)                                                  2,891                   3,632
Due from affiliates, net (note 2)                                                     450                     704
Prepaid expenses                                                                        5                      17
                                                                          ----------------        ----------------

                                                                          $        64,511         $        70,983
                                                                          ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $           815         $           620
   Accrued liabilities                                                                209                     417
   Accrued damage protection plan costs                                               263                     366
   Warranty claims                                                                    323                     354
   Accrued recovery costs                                                             242                     219
   Deferred quarterly distributions                                                   115                     121
   Container purchases payable                                                          -                   1,098
                                                                          ----------------        ----------------

      Total liabilities                                                             1,967                   3,195
                                                                          ----------------        ----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                62,544                  67,788
                                                                          ----------------        ----------------

      Total partners' capital                                                      62,544                  67,788
                                                                          ----------------        ----------------


                                                                          $        64,511         $        70,983
                                                                          ================        ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                            Three months       Three months        Six months          Six months
                                                                Ended              Ended              Ended               Ended
                                                            June 30, 2001      June 30, 2000      June 30, 2001       June 30, 2000
                                                           --------------     ---------------    ---------------     ---------------
Rental income                                              $       3,464      $        4,395     $        7,343      $        8,826
                                                           --------------     ---------------    ---------------     ---------------

Costs and expenses:
   Direct container expenses                                       1,483               1,175              3,076               2,430
   Bad debt benefit                                                  (41)               (118)               (47)                (81)
   Depreciation                                                    1,683               1,689              3,380               3,392
   Write-down of containers (note 3)                                  50                 105                 87                 150
   Professional fees                                                   8                  22                 18                  41
   Management fees to affiliates (note 2)                            342                 408                710                 819
   General and administrative costs to affiliates (note 2)           189                 220                395                 437
   Other general and administrative costs                             43                  49                 83                  87
   (Gain) loss on sale of containers (note 3)                         (6)                (41)                22                 (38)
                                                           --------------     ---------------    ---------------     ---------------

                                                                   3,751               3,509              7,724               7,237
                                                           --------------     ---------------    ---------------     ---------------

   (Loss) income from operations                                    (287)                886               (381)              1,589
                                                           --------------     ---------------    ---------------     ---------------

Interest income                                                       25                  60                 64                 105
                                                           --------------     ---------------    ---------------     ---------------

   Net (loss) earnings                                     $        (262)     $          946     $         (317)     $        1,694
                                                           ==============     ===============    ===============     ===============

Allocation of net (loss) earnings (note 2):
   General partners                                        $          25      $           25     $           50      $           50
   Limited partners                                                 (287)                921               (367)              1,644
                                                           --------------     ---------------    ---------------     ---------------

                                                           $        (262)     $          946     $         (317)     $        1,694
                                                           ==============     ===============    ===============     ===============
Limited partners' per unit share
   of net (loss) earnings                                  $       (0.04)     $         0.14     $        (0.05)     $         0.24
                                                           ==============     ===============    ===============      ==============

Limited partners' per unit share
   of distributions                                        $        0.35      $         0.35     $         0.70      $         0.70
                                                           ==============     ===============    ===============     ===============

Weighted average number of limited
   partnership units outstanding                               6,722,466           6,793,790          6,722,466           6,793,790
                                                           ==============     ===============     ==============     ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      Partners' Capital
                                                                    --------------------------------------------------------

                                                                        General             Limited               Total
                                                                    --------------      ---------------     ----------------
Balances at January 1, 2000                                         $           -       $       74,637      $        74,637

Distributions                                                                 (50)              (4,756)              (4,806)

Net earnings                                                                   50                1,644                1,694
                                                                    --------------      ---------------     ----------------

Balances at June 30, 2000                                           $           -       $       71,525      $        71,525
                                                                    ==============      ===============     ================

Balances at January 1, 2001                                         $           -       $       67,788      $        67,788

Distributions                                                                 (50)              (4,708)              (4,758)

Redemptions (note 4)                                                            -                 (169)                (169)

Net loss                                                                       50                 (367)                (317)
                                                                    --------------      ---------------     ----------------

Balances at June 30, 2001                                           $           -       $       62,544      $        62,544
                                                                    ==============      ===============     ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                          2001                 2000
                                                                                    ----------------     ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                              $          (317)     $         1,694
   Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
         Depreciation                                                                         3,380                3,392
         Write-down of containers (note 3)                                                       87                  150
         Decrease in allowance for doubtful accounts                                            (97)                 (86)
         Loss (gain) on sale of containers                                                       22                  (38)
         Decrease in assets:
            Accounts receivable                                                                 888                  181
            Due from affiliates, net                                                            164                  395
            Prepaid expenses                                                                     12                   13
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                            (13)                  25
            Accrued recovery costs                                                               23                   19
            Accrued damage protection plan costs                                               (103)                  21
            Warranty claims                                                                     (31)                 (31)
                                                                                    ----------------     ----------------


                Net cash provided by operating activities                                     4,015                5,735
                                                                                    ----------------     ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                             703                  746
   Container purchases                                                                       (1,129)                   -
                                                                                    ----------------     ----------------

                Net cash (used in) provided by investing activities                            (426)                 746
                                                                                    ----------------     ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                    (169)                   -
   Distributions to partners                                                                 (4,764)              (4,808)
                                                                                    ----------------     ----------------

                Net cash used in financing activities                                        (4,933)              (4,808)
                                                                                    ----------------     ----------------

Net (decrease) increase in cash                                                              (1,344)               1,673

Cash at beginning of period                                                                   3,183                2,660
                                                                                    ----------------     ----------------

Cash at end of period                                                               $         1,839      $         4,333
                                                                                    ================     ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.

                                                               June 30       Dec. 31          June 30         Dec. 31
                                                                2001           2000            2000             1999
                                                             -----------    -----------    ------------     -----------
Container purchases included in:
     Container purchases payable....................            $  -         $1,098            $243             $  -

Distributions to partners included in:
     Due to affiliates..............................               8              8               9                9
     Deferred quarterly distributions...............             115            121             125              127

Proceeds from sale of containers included in:
     Due from affiliates............................             163            253             338              270

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.


                                                                                              2001          2000
                                                                                             ------        ------

Container purchases recorded......................................................           $   31        $  243
Container purchases paid..........................................................            1,129             -

Distributions to partners declared................................................            4,758         4,806
Distributions to partners paid....................................................            4,764         4,808

Proceeds from sale of containers recorded.........................................              613           814
Proceeds from sale of containers received.........................................              703           746

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers  transferred  during the six months ended June
30, 2001 and 2000 were $50 and $148 respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2001 and 2000, have been made.

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

      Certain reclassifications, not affecting net earnings (loss), have been made to prior year amounts in order to conform to the 2001 financial statement presentation.


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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $1 and $12 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 2001 and 2000, respectively. The Partnership incurred $99 and $198 of incentive management fees during the three and six-month periods ended June 30, 2001, respectively, and $100 and $200, respectively, for the comparable periods in 2000. There were no equipment liquidation fees incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $243 and $512 for the three and six-month periods ended June 30, 2001, respectively, and $308 and $619, respectively, for the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2001 and 2000 were as follows:

                                         Three months              Six months
                                        ended June 30,           ended June 30,
                                       ---------------           --------------
                                        2001      2000           2001      2000
                                        ----      ----           ----      ----

      Salaries                          $108      $113           $226      $230
      Other                               81       107            169       207
                                         ---       ---            ---       ---
       Total general and
         administrative costs           $189      $220           $395      $437
                                         ===       ===            ===       ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2001 and 2000:

                                     Three months                  Six months
                                    ended June 30,               ended June 30,
                                   ---------------               --------------
                                   2001       2000               2001      2000
                                   ----       ----               ----      ----

      TEM                          $164       $188               $343      $375
      TFS                            25         32                 52        62
                                    ---        ---                ---       ---
       Total general and
         administrative costs      $189       $220               $395      $437
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

      At June 30, 2001 and December 31, 2000, due from affiliates, net was comprised of:


                                                           2001            2000
                                                           ----            ----
      Due from affiliates:
       Due from TEM.....................................   $515            $758
                                                            ---             ---

      Due to affiliates:
       Due to TFS.....................................       43              41
       Due to TCC.....................................       21              12
       Due to TL......................................        1               1
                                                            ---             ---
                                                             65              54
                                                            ---             ---

      Due from affiliates, net                             $450            $704
                                                            ===             ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $87 and $150, respectively, on 167 and 200 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2001 and 2000, the Partnerships recorded write-down expenses of $50 and $105, respectively, on 95 and 102 containers identified as for sale and requiring reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $353 and $302, respectively.

      The Partnership sold 121 of these previously written down containers for a loss of $8 during the six- month period ended June 30, 2001, and sold 165 previously written down containers for a loss of $8 during the same period in 2000. During the three-month period ended June 30, 2001, the Partnership sold 84 of these previously written down containers for a loss of $4 and sold 81 previously written down containers for a gain of $1 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in the container prices.

      The Partnership also sold containers that had not been written down and recorded a loss of $14 and a gain of $46 during the six-month periods ended June 30, 2001 and 2000, respectively. During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded gains of $10 and $40, respectively, on the sale of containers that had not been written down.

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

Note 4    Redemptions

      The following redemptions were consummated by the Partnership during the six-month period ended June 30, 2001:

                                                           Units                Average               Amount
                                                          Redeemed          Redemption Price           Paid
                                                          --------          ----------------          ------
     Total Partnership  redemptions as of
       December 31, 2000........................           103,775               $10.32               $1,071

     Quarter ended:
           March 31, 2001.......................            19,662               $ 8.57                  169
                                                           -------                                     -----

     Total  Partnership  redemptions as of
       June 30,2001.............................           123,437               $10.05               $1,240
                                                           =======                                     =====


      The Partnership did not redeem any units during the six-month period ended
      June 30, 2000. The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2001, the Partnership redeemed 19,662 units for a total dollar amount of $169. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the six-month period ended June 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through May 2001, in the amount of $4,708. On a cash basis, $3,796 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a GAAP basis, all of these distributions were a return of capital.

Beginning with cash distributions to limited partners for the month of July 2001, payable August 2001, the Partnership will make distributions at an annualized rate of 5% on each unit. This reduction is the result of current market conditions for leased containers, which are discussed in detail below. If existing market conditions persist or if market conditions further decline, the Partnership may further reduce its distribution payments.

At June 30, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ended June 30, 2001 and 2000 was $4,015 and $5,735, respectively. The decrease of $1,720, or 30%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and fluctuations in due from affiliates, net, offset by fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues and sales proceeds, as well as in fluctuations in these amounts. The decrease in accounts receivable of $888 during the six-month period ended June 30, 2001 was primarily due to the decrease in rental income, a decline in the average collection period of accounts receivable and the write-off of certain receivables that had been previously reserved for. The decrease in accounts receivable of $181 during the comparable period in 2000 was primarily due to the decrease in the average collection period of accounts receivable.

For the six-month period ended June 30, 2001, net cash used in investing activities (the purchase and sale of containers) was $426 compared to net cash provided by investing activities of $746 for the same period in 2000. Net cash used in investing activities increased $1,172 due to the decrease in proceeds from container sales and an increase in cash used for container purchases. Cash used for container purchases increased primarily as a result of timing differences in the accrual and payment of these purchases. Proceeds from container sales decreased due to the decrease in the number of containers sold and a decrease in the average sales price received on containers sold, offset by timing differences in the accrual and receipt of these proceeds. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

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

Both cash from operations available for reinvestment and sales proceeds have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container, and the majority of cash available for reinvestment is from sales proceeds.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                         2001             2000
                                                        ------           ------

          Beginning container fleet...............      33,062           32,876
          Ending container fleet..................      32,674           32,451
          Average container fleet.................      32,868           32,664

The slight increase in the average container fleet was due to the Partnership having purchased more containers than it sold since June 30, 2000. The Partnership's primary source of funds for container purchases is sales proceeds. Ordinarily, fewer containers are bought than sold, as used container sales prices are lower than new container prices, resulting in a decline in average fleet size. Nevertheless, this decline can temporarily reverse itself due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices. The increase in the average container fleet from the six-month period ended June 30, 2000 to the comparable period in 2001, was primarily due to these timing differences.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 66% and 77% on average during the six months ended June 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2001 and 2000.

The Partnership's (loss) income from operations for the six-month periods ending June 30, 2001 and 2000 was ($381) and $1,589, respectively, on rental income of $7,343 and $8,826, respectively. The decrease in rental income of $1,483, or 17%, from the six-month period ended June 30, 2000 to the comparable period in 2001 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $1,380, or 18%, primarily due to the decrease in average on-hire utilization of 14% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the second quarter of 2001. This decline was primarily due to lower overall demand by shipping lines for leased containers, which is partially a result of the economic slowdown in the United States and Europe. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for shipping lines to use otherwise empty cargo space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and early 2001, thus temporarily reducing their need to lease containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the six-month period ended June 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the six-month periods ended June 30, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when demand is low.

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

Despite the decline in demand for leased containers discussed above and the decline in new container sales prices, the stabilization of rental rates, which began during 2000, has continued into the first half of 2001.

Until such time as the economies of the United States and Europe improve, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

Therefore, the General Partners do not foresee material changes in existing market conditions for the near term and caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2001, the total of these other rental income items was $874, a decrease of $103 from the equivalent period in 2000. The decrease in other rental income was primarily due to decreases in handling and DPP income of $78 and $69, respectively, offset by an increase in location income of $43. Handling income declined due to the decrease container movement during the six-month period ended June 30, 2001 compared to the equivalent period in 2000. DPP income declined due to the decline in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. The increase in location income was due to an increase in charges to lessees for dropping off containers in certain locations, offset by an increase in credits granted to lessees for picking up containers from surplus locations.

Direct container expenses increased $646, or 27% from the six-month period ending June 30, 2000, to the equivalent period in 2001, primarily due to increases in storage, repositioning and maintenance expenses of $485, $210 and $72, respectively, offset by a decrease in DPP expense of $80. Storage expense increased due to the decrease in average utilization noted above and a higher average storage cost per container. Repositioning expense increased due to an increase in the number of containers repositioned and the higher average repositioning cost per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance and an increase in the average maintenance cost per container. The decline in DPP expense was due to a decrease in the number of containers covered under DPP and a decrease in the average DPP cost per container.

Bad debt benefit decreased from $81 for the six-month period ended June 30, 2000 to $47 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve during the six-month period ended June 30, 2001 compared to the same period in 2000.

Depreciation expense was comparable at $3,380 and $3,392 during the six-month periods ended June 30, 2001 and 2000, respectively.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $87 and $150, respectively on 167 and 200 containers identified as for sale and requiring a reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $353 and $302, respectively.

The Partnership sold 121 of these previously written down containers for a loss of $8 during the six-month period ended June 30, 2001, and sold 165 previously written down containers for a loss of $8 during the same period of 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in the container prices.

The Partnership also sold containers that had not been written down and recorded a loss of $14 and a gain of $46 during the six-month periods ended June 30, 2001 and 2000, respectively.

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

Management fees to affiliates decreased $109, or 13%, from the six-month period ended June 30, 2000 to the comparable period in 2001, due to a decrease in equipment management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $198 and $200 during the six-month periods ended June 30, 2001 and 2000, respectively.

General and administrative costs to affiliates decreased $42, or 10%, from the six-month period ended June 30, 2000 to the comparable period in 2001, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $38 during the six-month period ended June 30, 2000 to a loss of $22 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the six-month period ended June 30, 2001.

Net earnings per limited partnership unit decreased from earnings of $0.24 to a loss of $0.05 from the six-month period ended June 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $1,644 to a loss of $367, respectively. The allocation of net loss/earnings for the six-month periods ended June 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $53 and $33, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2001 and 2000.

The Partnership's (loss) income from operations for the three-month periods ending June 30, 2001 and 2000 was ($287) and $886, respectively, on rental income of $3,464 and $4,395, respectively. The decrease in rental income of $931, or 21%, from the three-month period ended June 30, 2000 to the comparable period in 2001 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $906, or 23%, primarily due to the decrease in average on-hire utilization of 21%.

Other rental income was $410 for the three-month period ended June 30, 2001, a decrease of $25 from the equivalent period in 2000. The decrease was primarily due to decreases in handling and DPP income of $37 and $17, respectively, offset by an increase in location income of $29. Handling income decreased primarily due to a decrease in container movement, offset by an increase in the average handling charge per container. DPP income declined due to the decline in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. The increase in location income was primarily due to an increase in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $308, or 26% from the three-month period ending June 30, 2000, to the equivalent period in 2001. The increase was primarily due to increases in storage and maintenance expenses of $328 and $50, respectively, offset by a decrease in DPP expense of $65. Storage expense increased due to the decrease in average utilization noted above and higher average storage costs per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance and an increase in the average maintenance cost per container. The decline in DPP expense was due to a decrease in the number of containers covered under DPP and a decline in the average DPP cost per container.

Bad debt benefit decreased from $118 for the three-month period ended June 30, 2000 to $41 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve during the three-month period ended June 30, 2001 compared to the same period in 2000.

Depreciation expense was comparable at $1,683 and $1,689 during the three-month periods ended June 30, 2001 and 2000, respectively.

During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $50 and $105, respectively, on 95 and 102 containers identified as for sale and requiring a reserve. During the three-month period ended June 30, 2001 the Partnership sold 84 of these previously written down containers for a loss of $4 and sold 81 previously written down containers for a gain of $1 during the same period in 2000. The Partnership also sold containers that had not been written down and recorded gains of $10 and $40 during the three-month periods ended June 30, 2001 and 2000, respectively.

Management fees to affiliates decreased $66, or 16%, from the three-month period ended June 30, 2000 to the comparable period in 2001, due to the decrease in equipment management fees, which decreased due to the decline in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $99 and $100 during the three-month periods ended June 30, 2001 and 2000, respectively.

General and administrative costs to affiliates decreased $31, or 14%, from the three-month period ended June 30, 2000 to the comparable period in 2001, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain on sale of containers decreased $35 from the three-month period ended June 30, 2000 the comparable period in 2001. The decrease was primarily due to a decline in the average gain recorded on the sale of containers.

Net earnings per limited partnership unit decreased from earnings of $0.14 for the three-month period ended June 30, 2000 to a loss of $0.04 for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $921 to a loss of $287, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2001, which would result in such a risk materializing.

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


Date: August 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)





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


                               TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                               A California Limited Partnership

                               By Textainer Financial Services Corporation
                               The Managing General Partner



                               By /s/ Ernest J. Furtado
                                  ___________________________________
                                  Ernest J. Furtado
                                  Senior  Vice President


Date: August 10, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
______________________________           Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
______________________________           President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)

