Form 10-Q
period 2002-03-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2002-05-09
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108



May 9, 2002

Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2002.

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


                  For the quarterly period ended March 31, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - March 31, 2002
          and December 31, 2001 (unaudited).....................................................         3



          Statements of Operations for the three months
          ended March 31, 2002 and 2001 (unaudited).............................................         4



          Statements of Partners' Capital for the three months
          ended March 31, 2002 and 2001 (unaudited).............................................         5



          Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited).............................................         6



          Notes to Financial Statements (unaudited).............................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................        14



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                2002                    2001
                                                                          ----------------        ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $52,843 (2001: $53,901) (note 4)                       $        49,200         $        53,612
Cash                                                                                2,860                   1,841
Accounts receivable, net of allowance for doubtful
   accounts of $230 (2001: $218)                                                    2,735                   3,021
Due from affiliates, net (note 2)                                                     194                     406
Prepaid expenses                                                                       12                      18
                                                                          ----------------        ----------------

                                                                          $        55,001         $        58,898
                                                                          ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $           691         $           690
   Accrued liabilities                                                                242                     264
   Accrued damage protection plan costs                                               193                     199
   Warranty claims                                                                    277                     293
   Accrued recovery costs                                                             193                     226
   Deferred quarterly distributions                                                    81                      81
                                                                          ----------------        ----------------

      Total liabilities                                                             1,677                   1,753
                                                                          ----------------        ----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                53,324                  57,145
                                                                          ----------------        ----------------

      Total partners' capital                                                      53,324                  57,145
                                                                          ----------------        ----------------

   Commitments (note 6)
                                                                          $        55,001         $        58,898
                                                                          ================        ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------------------------------

                                                                            2002               2001
                                                                       --------------     --------------
Rental income                                                          $       2,642      $       3,878
                                                                       --------------     --------------

Costs and expenses:
   Direct container expenses                                                   1,046              1,592
   Bad debt expense (benefit)                                                      7                 (6)
   Depreciation                                                                1,550              1,698
   Write-down of containers (note 4)                                             934                 36
   Professional fees                                                              12                 10
   Management fees to affiliates (note 2)                                        257                368
   General and administrative costs to affiliates (note 2)                       176                206
   Other general and administrative costs                                         74                 40
   Loss on sale of containers                                                    684                 28
                                                                       --------------     --------------

                                                                               4,740              3,972
                                                                       --------------     --------------

   Loss from operations                                                       (2,098)               (94)
                                                                       --------------     --------------

Other income:
   Interest income                                                                 9                 39
                                                                       --------------     --------------

                                                                                   9                 39
                                                                       --------------     --------------

   Net loss                                                            $      (2,089)     $         (55)
                                                                       ==============     ==============

Allocation of net loss (note 2):
   General partners                                                    $          18      $          25
   Limited partners                                                           (2,107)               (80)
                                                                       --------------     --------------

                                                                       $      (2,089)     $         (55)
                                                                       ==============     ==============
Limited partners' per unit share
   of net loss                                                         $       (0.31)     $       (0.01)
                                                                       ==============     ==============

Limited partners' per unit share
   of distributions                                                    $        0.25      $        0.35
                                                                       ==============     ==============

Weighted average number of limited
   partnership units outstanding                                           6,708,666          6,722,466
                                                                       ==============     ==============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      Partners' Capital
                                                                    --------------------------------------------------------
                                                                       General              Limited              Total
                                                                    --------------      ---------------     ----------------
Balances at January 1, 2001                                         $           -       $       67,788      $        67,788

Distributions                                                                 (25)              (2,355)              (2,380)

Redemptions (note 5)                                                            -                 (169)                (169)

Net loss                                                                       25                  (80)                 (55)
                                                                    --------------      ---------------     ----------------

Balances at March 31, 2001                                          $           -       $       65,184      $        65,184
                                                                    ==============      ===============     ================

Balances at January 1, 2002                                         $           -       $       57,145      $        57,145

Distributions                                                                 (18)              (1,678)              (1,696)

Redemptions (note 5)                                                            -                  (36)                 (36)

Net loss                                                                       18               (2,107)              (2,089)
                                                                    --------------      ---------------     ----------------

Balances at March 31, 2002                                          $           -       $       53,324      $        53,324
                                                                    ==============      ===============     ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                         2002              2001
                                                                                    -------------     -------------
Cash flows from operating activities:
   Net loss                                                                         $     (2,089)     $        (55)
   Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation                                                                        1,550             1,698
       Write-down of containers (note 4)                                                     934                36
       Increase (decrease) in allowance for doubtful accounts                                 12               (53)
       Loss on sale of containers                                                            684                28
       (Increase) decrease in assets:
            Accounts receivable                                                              359               470
            Due from affiliates, net                                                         206               106
            Prepaid expenses                                                                   6                 7
       Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                         (21)              108
            Accrued recovery costs                                                           (33)               13
            Accrued damage protection plan costs                                              (6)              (45)
            Warranty claims                                                                  (16)              (15)
                                                                                    -------------     -------------


            Net cash provided by operating activities                                      1,586             2,298
                                                                                    -------------     -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                        1,193               378
   Container purchases                                                                       (27)           (1,014)
                                                                                    -------------     -------------

            Net cash provided by (used in) investing activities                            1,166              (636)
                                                                                    -------------     -------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                  (36)             (169)
   Distributions to partners                                                              (1,697)           (2,385)
                                                                                    -------------     -------------

            Net cash used in financing activities                                         (1,733)           (2,554)
                                                                                    -------------     -------------

Net increase (decrease) in cash                                                            1,019              (892)

Cash at beginning of period                                                                1,841             3,183
                                                                                    -------------     -------------

Cash at end of period                                                               $      2,860      $      2,291
                                                                                    =============     =============



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.

                                                               Mar. 31        Dec. 31         Mar. 31         Dec. 31
                                                                2002            2001           2001            2000
                                                             -----------    -----------     -----------     -----------
Container purchases included in:
     Due to affiliates..............................            $  -           $ 27            $  -          $    -
     Container purchases payable....................               -              -               -           1,098

Distributions to partners included in:
     Due to affiliates..............................               6              7               8               8
     Deferred quarterly distributions...............              81             81             116             121

Proceeds from sale of containers included in:
     Due from affiliates............................             733            767             182             253

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.


                                                                                               2002            2001
                                                                                               ----            ----

Container purchases recorded....................................................             $    -          $  (84)
Container purchases paid........................................................                 27           1,014

Distributions to partners declared..............................................              1,696           2,380
Distributions to partners paid..................................................              1,697           2,385

Proceeds from sale of containers recorded.......................................              1,159             307
Proceeds from sale of containers received.......................................              1,193             378

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of  containers  transferred  during the three- months ended
March 31, 2002 and 2001 were $85 and $23, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2002 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2002 and December 31, 2001 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2002 and 2001, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2001, in the Annual Report filed on Form 10-K.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.


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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. There were no container acquisition fees capitalized during the three-month periods ended March 31, 2002 and 2001. The Partnership incurred $71 and $99 of incentive management fees during the three-month periods ended March 31, 2002 and 2001, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $186 and $269 for the three-month periods ended March 31, 2002 and 2001, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2002 and 2001 were as follows:

                                                       2002       2001
                                                       ----       ----

               Salaries                                $ 96       $116
               Other                                     80         90
                                                        ---        ---
                 Total general and
                    administrative costs               $176       $206
                                                        ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2002 and 2001:

                                                       2002       2001
                                                       ----       ----

               TEM                                     $149       $178
               TFS                                       27         28
                                                        ---        ---
                 Total general and
                    administrative costs               $176       $206
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

     At March 31, 2002 and December 31, 2001, due from affiliates, net was comprised of:

                                                                2002        2001
                                                                ----        ----
              Due from affiliates:
                       Due from TEM.......................      $235        $458
                                                                 ---         ---

              Due to affiliates:
                       Due to TFS.........................        33         28
                       Due to TCC.........................         7         23
                       Due to TL..........................         1          1
                                                                 ---        ---
                                                                  41         52
                                                                 ---        ---

                  Due from affiliates, net                      $194       $406
                                                                 ===        ===

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2002 and 2001:

                                                            2002           2001
                                                            ----           ----

           On-lease under master leases                   11,119         17,038
           On-lease under long-term leases                 5,078          5,133
                                                          ------         ------

                 Total on-lease containers                16,197         22,171
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off lease containers were located in the following locations:

          America                               3,230
          Europe                                1,912
          Asia                                  8,572
                                               ------

              Total off-lease containers       13,714
                                               ======

     At  March  31,  2002  approximately  9%  of  the  Partnership's   off-lease
     containers had been specifically identified as for sale.

Note 4.   Container Rental Equipment Write-Down

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the three-month periods ended March 31, 2002 and 2001, the Partnership recorded write-down expenses of $934 and $36, respectively, on 1,069 and 72 containers identified as for sale and requiring a reserve. At March 31, 2002 and 2001, the net book value of the 1,295 and 189 containers identified as for sale was $2,167 and $335, respectively.

     The Partnership sold 630 previously written down containers for a loss of $57 during the three-month period ended March 31, 2002 and sold 37 previously written down containers for a loss of $4 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $627 and $24 during the three-month periods ended March 31, 2002 and 2001, respectively.

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

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2002 and 2001:

                                                           Units                  Average
                                                          Redeemed            Redemption Price        Amount Paid
                                                         ----------           ----------------        -----------
     Total Partnership  redemptions as of
       December 31, 2000........................           103,775                 $10.32               $1,071

     Quarter ended:
         March 31, 2001.........................            19,662                 $ 8.57                  169
                                                           -------                                       -----

     Total Partnership redemptions as of
         March 31, 2001.........................           123,437                 $10.05               $1,240
                                                           =======                                       =====


     Total  Partnership  redemptions as of
       December 31, 2001........................           131,937                 $ 9.89               $1,305

     Quarter ended:
         March 31, 2002.........................             5,300                 $ 6.79                   36
                                                           -------                                       -----


     Total Partnership redemptions as of
         March 31, 2002.........................           137,237                 $ 9.77               $1,341
                                                           =======                                       =====

      The redemption price is fixed by formula


Note 6. Commitments

     At March 31, 2002, the Partnership has committed to purchase 250 new containers at an approximate total purchase price of $315, which includes acquisition fees of $15. This commitment was made to TEM, which as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the three-month period ended March 31, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through February 2002 in the amount of $1,678. On a cash basis, $1,532 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2002, the Partnership redeemed 5,300 units for a total dollar amount of $36. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2002 and 2001 was $1,586 and $2,298, respectively. The decrease of $712, or 31%, was primarily attributable to the increase in net loss, adjusted for non-cash transactions, and to the fluctuations in accounts payable, accrued liabilities and gross accounts receivable. The decrease was partially offset by the fluctuations in due from affiliates, net. Net loss, adjusted for non-cash transactions, increased primarily due to the decrease in rental income which is discussed more fully in "Results of Operations". The fluctuation in accounts payable and accrued liabilities resulted from timing differences in the payment of expenses and fees as well as in fluctuations in these amounts. The decrease in gross accounts receivable of $359 during the three-month period ended March 31, 2002 was primarily due to the decrease in rental income, offset by the increase in the average collection period of accounts receivable. The decrease in accounts receivable of $470 for the three-month period ended March 31, 2001 was primarily due to the decrease in rental income and the write-off of certain receivables that had previously been reserved for. The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At March 31, 2002, the Partnership has committed to purchase 250 new containers at an approximate total purchase price of $315, which includes acquisition fees of $15. At March 31, 2002, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

For the three-month period ended March 31, 2002, net cash provided by investing activities (the purchase and sale of containers) was $1,166 compared to net cash used in investing activities of $636 for the comparable period in 2001. The fluctuation of $1,802 was due to the decrease in cash used for container purchases and the increase in proceeds from container sales. The Partnership did not actually purchase any containers during both the three-month periods ended March 31, 2002 and 2001, so this decrease in cash used for container purchases was due to timing differences in the accrual and payment of prior purchases. Proceeds from container sales increased primarily because the Partnership sold more containers in low demand locations during the three-month period ended March 31, 2002 than in the same period in 2001. This increase was partially offset by the decrease in the average sales price received on container sales. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                            2002           2001
                                                            ----           ----

          Beginning container fleet...............         31,411         33,062
          Ending container fleet..................         29,911         32,839
          Average container fleet.................         30,661         32,951

The average container fleet decreased 7% from the three-month period ended March 31, 2001 to the comparable period in 2002, primarily due to sales of containers. Although, sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. The rate of decline in average fleet size may fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during each period.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 51% and 69% on average during the three-month periods ended March 31, 2002 and 2001, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers (in units) were located in the following locations:

                 America                                3,230
                 Europe                                 1,912
                 Asia                                   8,572
                                                       ------

                     Total off-lease containers        13,714
                                                       ======

At March 31, 2002 approximately 9% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 7% between the periods.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2002 and 2001.

The Partnership's loss from operations for the three-month periods ended March 31, 2002 and 2001 was $2,098 and $94, respectively, on rental income of $2,642 and $3,878, respectively. The decrease in rental income of $1,236, or 32%, from the three-month period ended March 31, 2001 to the comparable period in 2002 was attributable to the decreases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $1,218, or 36%, primarily due to the decreases in the average on-hire utilization of 26%, average rental rates of 7% and the average container fleet of 7%. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

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

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers, as the expected economic benefit of continuing to own these containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, either in low demand locations or elsewhere, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Primarily as a result of the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates have declined during these periods.

Beginning in March 2002, there was some improvement in utilization. This improvement was primarily due to (i) improving economies in the United States and Europe and (ii) container shortages in Asia among shipping lines. However, the General Partners do not know how long this improvement will continue and caution that demand for leased containers could decline again and result in further declines in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2002, other rental income was $445, a decrease of $18 from the equivalent period in 2001. The decrease was primarily due to decreases in DPP and handling income of $28 and $15, offset by an increase in location income of $25. DPP income declined due to a decrease in the number of containers covered under DPP, offset by an increase in the average DPP price charged per container. The decline in handling income was primarily due to the decline in container movement, and was partially offset by the increase in the average handling charge per container. The increase in location income was primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered. The increase in location income was partially offset by a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $546, or 34% from the three-month period ended March 31, 2001, to the same period in 2002. The decrease was primarily due to decreases in repositioning and maintenance expenses of $532 and $101, respectively, offset by the increase in storage expense of $212. Repositioning expense decreased due to a decrease in the number of containers repositioned and a decrease in the average cost to reposition containers. Maintenance expense decreased due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container due to initiatives implemented by TEM to reduce maintenance costs. Storage expense increased primarily due to the decline in average utilization noted above.

Bad debt expense (benefit) was $7 and ($6) for the three-month periods ended March 31, 2002 and 2001, respectively. Fluctuations in bad debt benefit/expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the three-month period ended March 31, 2002 reflects a higher reserve requirement from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve requirement from December 31, 2000.

Depreciation expense decreased $148, or 9% from the three-month period ended March 31, 2001 to the equivalent period in 2002, primarily due to the decline in the average fleet size noted above.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the three-month periods ended March 31, 2002 and 2001, the Partnership recorded write-down expenses of $934 and $36, respectively, on 1,069 and 72 containers identified as for sale and requiring a reserve. At March 31, 2002 and 2001, the net book value of the 1,295 and 189 containers identified as for sale was $2,167 and $335, respectively.

The Partnership sold 630 previously written down containers for a loss of $57 during the three-month period ended March 31, 2002 and sold 37 previously written down containers for a loss of $4 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $627 and $24 during the three-month periods ended March 31, 2002 and 2001, respectively.

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

Management fees to affiliates decreased $111, or 30%, from the three-month period ended March 31, 2001 to the comparable period in 2002. The decrease was due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased primarily due to (i) the decrease in the limited partner distributions percentages from 7% to 5% of initial partners' capital in July 2001 and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $30, or 15%, from the three-month period ended March 31, 2001 to the same period in 2002 primarily due to the decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers increased $656 from the three-month period ended March 31, 2001 to the comparable period in 2002. The increase was primarily due to the Partnership selling more containers at lower average sales prices during the three-month period ended March 31, 2002 than in the comparable period in 2001.

Net loss per limited partnership unit increased from $0.01 to $0.31 from the three-month period ended March 31, 2001 to the equivalent period in 2002, respectively, reflecting the increase in net loss allocated to limited partners from $80 to $2,107, respectively. The allocation of net loss for the three-month periods ended March 31, 2002 and 2001, included a special allocation of gross income to the General Partners of $39 and $25, respectively, in accordance with the Partnership Agreement.

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

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By ____________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:    May 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



_____________________________            Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




_____________________________            President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)




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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      ____________________________________
                                      Ernest J. Furtado
                                      Senior  Vice President



Date:    May 9, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
_____________________________            Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_____________________________            President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)
