Form 10-Q
period 2002-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2002-08-08
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108



August 8, 2002

Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2002.

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


                  For the quarterly period ended June 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 2002
          and December 31, 2001 (unaudited).....................................................         3



          Statements of Operations for the three and six months
          ended June 30, 2002 and 2001 (unaudited)..............................................         4



          Statements of Partners' Capital for the six months
          ended June 30, 2002 and 2001 (unaudited)..............................................         5



          Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001 (unaudited)..............................................         6



          Notes to Financial Statements (unaudited).............................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................        14





TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                2002                    2001
                                                                          ----------------        ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $51,831, (2001:  $53,901) (note 4)                     $        47,896         $        53,612
Cash                                                                                1,963                   1,841
Accounts receivable, net of allowance for doubtful
   accounts of $221, (2001:  $218)                                                  2,634                   3,021
Due from affiliates, net (note 2)                                                     270                     406
Prepaid expenses                                                                        6                      18
                                                                          ----------------        ----------------

                                                                          $        52,769         $        58,898
                                                                          ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $           557         $           690
   Accrued liabilities                                                                308                     264
   Accrued damage protection plan costs                                               207                     199
   Warranty claims                                                                    262                     293
   Accrued recovery costs                                                             192                     226
   Deferred quarterly distributions                                                    82                      81
   Container purchases payable                                                        524                       -
                                                                          ----------------        ----------------

      Total liabilities                                                             2,132                   1,753
                                                                          ----------------        ----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                50,637                  57,145
                                                                          ----------------        ----------------

      Total partners' capital                                                      50,637                  57,145
                                                                          ----------------        ----------------


                                                                          $        52,769         $        58,898
                                                                          ================        ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                Three months       Three months       Six months        Six months
                                                                   Ended              Ended             Ended             Ended
                                                               June 30, 2002      June 30, 2001     June 30, 2002     June 30, 2001
                                                               -------------      -------------     -------------     -------------
Rental income                                                  $      2,632       $      3,464      $      5,274      $      7,343
                                                               -------------      -------------     -------------     -------------

Costs and expenses:
   Direct container expenses                                          1,155              1,483             2,201             3,076
   Bad debt benefit                                                     (13)               (41)               (6)              (47)
   Depreciation                                                       1,495              1,683             3,045             3,380
   Write-down of containers (note 4)                                    367                 50             1,302                87
   Professional fees                                                     16                  8                28                18
   Management fees to affiliates (note 2)                               256                342               512               710
   General and administrative costs to affiliates (note 2)              165                189               341               395
   Other general and administrative costs                                78                 43               153                83
   Loss (gain) on sale of containers (note 4)                           116                 (6)              800                22
                                                               -------------      -------------     -------------     -------------

                                                                      3,635              3,751             8,376             7,724
                                                               -------------      -------------     -------------     -------------

   Loss from operations                                              (1,003)              (287)           (3,102)             (381)
                                                               -------------      -------------     -------------     -------------

Interest income                                                          10                 25                20                64
                                                               -------------      -------------     -------------     -------------

   Net loss                                                    $       (993)      $       (262)     $     (3,082)     $       (317)
                                                               =============      =============     =============     =============

Allocation of net (loss) earnings (note 2):
   General partners                                            $         17       $         25      $         35      $         50
   Limited partners                                                  (1,010)              (287)           (3,117)             (367)
                                                               -------------      -------------     -------------     -------------

                                                               $       (993)      $       (262)     $     (3,082)     $       (317)
                                                               =============      =============     =============     =============
Limited partners' per unit share
   of net loss                                                 $      (0.15)      $      (0.04)     $      (0.46)     $      (0.05)
                                                               =============      =============     =============     =============

Limited partners' per unit share
   of distributions                                            $       0.25       $       0.35      $       0.50      $       0.70
                                                               =============      =============     =============     =============

Weighted average number of limited
   partnership units outstanding                                  6,708,666          6,722,466         6,708,666         6,722,466
                                                               =============      =============     =============     =============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                       Partners' Capital
                                                                    --------------------------------------------------------
                                                                       General              Limited              Total
                                                                    --------------      ---------------     ----------------

Balances at January 1, 2001                                         $           -       $       67,788      $        67,788

Distributions                                                                 (50)              (4,708)              (4,758)

Redemptions (note 5)                                                            -                 (169)                (169)

Net earnings (loss)                                                            50                 (367)                (317)
                                                                    --------------      ---------------     ----------------

Balances at June 30, 2001                                           $           -       $       62,544      $        62,544
                                                                    ==============      ===============     ================

Balances at January 1, 2002                                         $           -       $       57,145      $        57,145

Distributions                                                                 (35)              (3,355)              (3,390)

Redemptions (note 5)                                                            -                  (36)                 (36)

Net earnings (loss)                                                            35               (3,117)              (3,082)
                                                                    --------------      ---------------     ----------------

Balances at June 30, 2002                                           $           -       $       50,637      $        50,637
                                                                    ==============      ===============     ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                          2002                2001
                                                                                    ----------------    ----------------
Cash flows from operating activities:
   Net loss                                                                         $        (3,082)    $          (317)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Depreciation                                                                          3,045               3,380
        Write-down of containers (note 4)                                                     1,302                  87
        Increase (decrease) in allowance for doubtful accounts                                    3                 (97)
        Loss on sale of containers                                                              800                  22
        Decrease (increase) in assets:
            Accounts receivable                                                                 496                 888
            Due from affiliates, net                                                            (58)                164
            Prepaid expenses                                                                     12                  12
        (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                            (89)                (13)
            Accrued recovery costs                                                              (34)                 23
            Accrued damage protection plan costs                                                  8                (103)
            Warranty claims                                                                     (31)                (31)
                                                                                    ----------------    ----------------


               Net cash provided by operating activities                                      2,372               4,015
                                                                                    ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                           2,311                 703
   Container purchases                                                                       (1,136)             (1,129)
                                                                                    ----------------    ----------------

               Net cash provided by (used in) investing activities                            1,175                (426)
                                                                                    ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                     (36)               (169)
   Distributions to partners                                                                 (3,389)             (4,764)
                                                                                    ----------------    ----------------

               Net cash used in financing activities                                         (3,425)             (4,933)
                                                                                    ----------------    ----------------

Net increase (decrease)  in cash                                                                122              (1,344)

Cash at beginning of period                                                                   1,841               3,183
                                                                                    ----------------    ----------------

Cash at end of period                                                               $         1,963     $         1,839
                                                                                    ================    ================



See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.

                                                               June 30        Dec. 31         June 30         Dec. 31
                                                                2002           2001            2001            2000
                                                             -----------    -----------     -----------     -----------
Container purchases included in:
     Due to affiliates..............................            $ 12           $ 27             $  -          $    -
     Container purchases payable....................             524              -                -           1,098

Distributions to partners included in:
     Due to affiliates..............................               7              7                8               8
     Deferred quarterly distributions...............              82             81              115             121

Proceeds from sale of containers included in:
     Due from affiliates............................             558            767              163             253

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.

                                                                                                2002            2001
                                                                                                ----            ----

Container purchases recorded......................................................            $1,645          $   31
Container purchases paid..........................................................             1,136           1,129

Distributions to partners declared................................................             3,390           4,758
Distributions to partners paid....................................................             3,389           4,764

Proceeds from sale of containers recorded.........................................             2,102             613
Proceeds from sale of containers received.........................................             2,311             703

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred during the six-month periods ended
June 30, 2002 and 2001 was $112 and $50, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2002 and December 31, 2001 and the results of its operations for the three and six-month periods ended June 30, 2002 and 2001 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2002 and 2001, have been made.

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

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.


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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $78 and $1 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 2002 and 2001, respectively. The Partnership incurred $71 and $141 of incentive management fees during the three and six-month periods ended June 30, 2002, respectively, and $99 and $198, respectively, for the comparable periods in 2001. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $185 and $371 for the three and six-month periods ended June 30, 2002, respectively, and $242 and $512, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2002 and 2001 were as follows:

                                              Three months          Six months
                                             ended June 30,       ended June 30,
                                             --------------       --------------
                                             2002      2001       2002      2001
                                             ----      ----       ----      ----

               Salaries                      $107      $108       $218      $226
               Other                           58        81        123       169
                                              ---       ---        ---       ---
                 Total general and
                    administrative costs     $165      $189       $341      $395
                                              ===       ===        ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2002 and 2001:

                                              Three months          Six months
                                             ended June 30,       ended June 30,
                                             --------------       --------------
                                             2002      2001       2002      2001
                                             ----      ----       ----      ----

               TEM                           $141      $164       $290      $343
               TFS                             24        25         51        52
                                              ---       ---        ---       ---
                 Total general and
                    administrative costs     $165      $189       $341      $395
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

     At June 30, 2002 and December 31, 2001, due from affiliates, net was comprised of:

                                                            2002            2001
                                                            ----            ----
                  Due from affiliates:
                           Due from TEM...........          $304            $458
                                                             ---             ---

                  Due to affiliates:
                           Due to TFS.............            29              28
                           Due to TCC.............             4              23
                           Due to TL..............             1               1
                                                             ---             ---
                                                              34              52
                                                             ---             ---

                      Due from affiliates, net              $270            $406
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2002 and 2001:

                                                            2002            2001
                                                            ----            ----

             On-lease under master leases                 12,908          14,477
             On-lease under long-term leases               6,392           5,206
                                                          ------          ------

                 Total on-lease containers                19,300          19,683
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At June 30, 2002, the Partnership's off lease containers were in the following locations:

          Americas                               2,963
          Europe                                 1,578
          Asia                                   5,788
          Other                                    150
                                               -------

              Total off-lease containers        10,479
                                               =======

     At  June  30,  2002  approximately  10%  of  the  Partnership's   off-lease
     containers had been specifically identified as for sale.

Note 4.   Container Rental Equipment Write-Down

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the six-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $1,302 and $87, respectively, on 1,619 and 167 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $367 and $50, respectively, on 550 and 95 containers identified as for sale and requiring a reserve. At June 30, 2002 and 2001, the net book value of the 1,039 and 203 containers identified as for sale was $914 and $248, respectively.

     The Partnership sold 1,435 previously written down containers for a loss of $150 during the six-month period ended June 30, 2002 and sold 121 previously written down containers for a loss of $8 during the same period in 2001. During the three-month period ended June 30, 2002, the Partnership sold 805 of these previously written down containers for a loss of $93 and sold 84 of these previously written down containers for a loss of $4 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $650 and $14 during the six-month periods ended June 30, 2002 and 2001, respectively. During the three-month periods ended June 30, 2002 and 2001 the Partnership recorded a loss of $23 and a gain of $10, respectively, on the sale of containers that had not been written down.

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

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2002 and 2001:


                                                           Units                Average
                                                          Redeemed          Redemption Price          Amount Paid
                                                          --------          ----------------          -----------
     Total  Partnership  redemptions as of
       December 31, 2000........................           103,775               $10.32                  $1,071

     Six-month period ended
       June 30, 2001............................            19,662               $ 8.57                     169
                                                           -------                                        -----

     Total Partnership redemptions as of
       June 30, 2001............................           123,437               $10.05                  $1,240
                                                           =======                                        =====

     Total  Partnership  redemptions as of
       December 31, 2001........................           131,937               $ 9.89                  $1,305

     Six-month period ended
       June 30, 2002............................             5,300               $ 6.79                      36
                                                           -------                                        -----

     Total Partnership redemptions as of
       June 30, 2002............................           137,237               $ 9.77                  $1,341
                                                           =======                                        =====

     The redemption price is fixed by formula



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the six-month period ended June 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through May 2002 in the amount of $3,355. On a cash basis, $2,301 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operating activities that had not been distributed or used to purchase containers or redeem units. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2002, the Partnership redeemed 5,300 units for a total dollar amount of $36. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2002 and 2001 was $2,372 and $4,015, respectively. The decrease of $1,643, or 41%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and fluctuations in gross accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations." The decrease in gross accounts receivable of $496 during the six-month period ended June 30, 2002 was primarily due to the decrease in rental income, offset by the increase in the average collection period of accounts receivable. The decrease in accounts receivable of $888 for the six-month period ended June 30, 2001 was primarily due to the decrease in rental income and a decline in the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At June 30, 2002, the Partnership had no commitments to purchase containers.

For the six-month period ended June 30, 2002, net cash provided by investing activities (the purchase and sale of containers) was $1,175 compared to net cash used in investing activities of $426 for the comparable period in 2001. Net cash provided by investing activities increased $1,601 primarily due to the increase in proceeds from container sales. Proceeds from container sales increased primarily due to the Partnership selling more containers in low demand locations during the six-month period ended June 30, 2002 than in the same period in 2001. This increase was partially offset by the decrease in the average sales price received on container sales. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                          2002             2001
                                                          ----             ----

          Beginning container fleet...............      31,411           33,062
          Ending container fleet..................      29,779           32,674
          Average container fleet.................      30,595           32,868

The average container fleet decreased 7% from the six-month period ended June 30, 2001 to the comparable period in 2002, primarily due to sales of containers. Although, sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. The rate of decline in average fleet size may fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during each period.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 54% and 66% on average during the six-month periods ended June 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At June 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

         Americas                                 2,963
         Europe                                   1,578
         Asia                                     5,788
         Other                                      150
                                                 ------

             Total off-lease containers          10,479
                                                 ======

At June 30, 2002 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 10% between the periods. The decrease in the average rental rate was due to declines in master and long term lease rates. Additionally, a higher percentage of the Partnership's containers are on lease under long term leases, which generally have lower rental rates than master leases. Rental rates for long term leases are generally lower because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2002 and 2001.

The Partnership's loss from operations for the six-month periods ended June 30, 2002 and 2001 was $3,102 and $381, respectively, on rental income of $5,274 and $7,343, respectively. The decrease in rental income of $2,069, or 28%, from the six-month period ended June 30, 2001 to the comparable period in 2002 was attributable to the decreases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $2,029, or 31%, primarily due to the decreases in the average on-hire utilization of 18%, average rental rates of 10% and the average container fleet of 7%. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets which, combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

Utilization improved steadily beginning in March 2002 due to:
o     An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of strong demand
o     Fewer purchases of new containers by container lessors and shipping lines.

This utilization improvement has continued into the third quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore decline again and result in a decline in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see the chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2002, other rental income was $834, a decrease of $40 from the equivalent period in 2001. The decrease was primarily due to the decrease in DPP income of $99, offset by increases in location and handling income of $30 and $28, respectively. DPP income declined due to a decrease in the number of containers covered under DPP, offset by an increase in the average DPP price charged per container. The increase in location income was primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered. The increase in location income was partially offset by a decrease in charges to lessees for dropping off containers in surplus locations. The increase in handling income was primarily due to the increase in the average handling charge per container.

Direct container expenses decreased $875, or 28% from the six-month period ended June 30, 2001, to the same period in 2002. The decrease was primarily due to decreases in repositioning, maintenance and DPP expenses of $722, $189 and $108, respectively, offset by the increase in storage expense of $201. Repositioning expense decreased due to decreases in the average cost to reposition containers and in the number of containers repositioned from the six-month period ended June 30, 2001 to the same period in 2002. Maintenance expense decreased due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container. DPP expense declined primarily due to the decrease in the number of containers covered under DPP. Storage expense increased primarily due to the decline in average utilization noted above.

Bad debt benefit was $6 and $47 for the six-month periods ended June 30, 2002 and 2001, respectively. Fluctuations in bad debt benefit/expense reflect the adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the six-month periods ended June 30, 2002 and 2001 reflect lower reserve requirements from December 31, 2001 and 2000, respectively.

Depreciation expense decreased $335, or 10% from the six-month period ended June 30, 2001 to the equivalent period in 2002, primarily due to the decline in the average fleet size noted above.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the six-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $1,302 and $87, respectively, on 1,619 and 167 containers identified as for sale and requiring a reserve. At June 30, 2002 and 2001, the net book value of the 1,039 and 203 containers identified as for sale was $914 and $248, respectively.

The Partnership sold 1,435 previously written down containers for a loss of $150 during the six-month period ended June 30, 2002 and sold 121 previously written down containers for a loss of $8 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $650 and $14 during the six-month periods ended June 30, 2002 and 2001, respectively.

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

Management fees to affiliates decreased $198, or 28%, from the six-month period ended June 30, 2001 to the comparable period in 2002. The decrease was due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased primarily due to (i) the decrease in the limited partner distributions percentages from 7% to 5% of initial partners' capital in July 2001 and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $54, or 14%, from the six-month period ended June 30, 2001 to the same period in 2002 primarily due to the decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers increased $778 from the six-month period ended June 30, 2001 to the comparable period in 2002. The increase was primarily due to the Partnership selling more containers at lower average sales prices during the six-month period ended June 30, 2002 than in the comparable period in 2001.

Net loss per limited partnership unit increased from $0.05 to $0.46 from the six-month period ended June 30, 2001 to the equivalent period in 2002, respectively, reflecting the increase in net loss allocated to limited partners from $367 to $3,117, respectively. The allocation of net loss for the six-month periods ended June 30, 2002 and 2001 included a special allocation of gross income to the General Partners of $66 and $53, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2002 and 2001.

The Partnership's loss from operations for the three-month periods ending June 30, 2002 and 2001 was $1,003 and $287, respectively, on rental income of $2,632 and $3,464, respectively. The decrease in rental income of $832, or 24%, from the three-month period ended June 30, 2001 to the comparable period in 2002 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $810, or 27%, primarily due to the decreases in average rental rates of 13%, average fleet size of 9% and average on-hire utilization of 8%.

Other rental income was $388 for the three-month period ended June 30, 2002, a decrease of $22 from the equivalent period in 2001. The decrease was primarily due to a decrease in DPP income of $71, offset by the increase in handling income of $43. DPP income declined due to declines in the number of containers carrying DPP and the average DPP price charged per container. Handling income increased due to the increase in container movement.

Direct container expenses decreased $328, or 22%, from the three-month period ending June 30, 2001, to the equivalent period in 2002. The decrease was primarily due to decreases in repositioning, maintenance and DPP expenses of $190, $88 and $49, respectively. Repositioning expense decreased due to the decrease in the average repositioning cost per container, offset by the increase in the number of containers repositioned. Maintenance expense decreased due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container. DPP expense declined due to the decreases in the average DPP repair cost per container and in the number of containers covered under DPP.

Bad debt benefit decreased from $41 for the three-month period ended June 30, 2001 to $13 for the comparable period in 2002. The decline was due to a lower adjustment to bad debt reserve during the three-month period ended June 30, 2002 compared to the same period in 2001.

Depreciation expense decreased $188, or 11%, from the three-month period ended June 30, 2001 to the comparable period in 2002 primarily due to the decrease in fleet size.

During the three-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $367 and $50, respectively, on 550 and 95 containers identified as for sale and requiring a reserve. During the three-month period ended June 30, 2002, the Partnership sold 805 of these previously written down containers for a loss of $93 and sold 84 of these previously written down containers for a loss of $4 during the same period in 2001. During the three-month periods ended June 30, 2002 and 2001, the Partnership also sold containers that had not been written down and recorded a loss of $23 and a gain of $10, respectively.

Management fees to affiliates decreased $86, or 25%, from the three-month period ended June 30, 2001 to the comparable period in 2002, due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income, and were approximately 7% of rental income for both periods. Incentive management fees decreased due to (i) the decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital in July 2001 and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $24, or 13%, from the three-month period ended June 30, 2001 to the comparable period in 2002, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers increased $122 from a gain of $6 for the three-month period ended June 30, 2001 to a loss of $116 for the comparable period in 2002. The fluctuation was primarily due to the Partnership selling more containers at a lower average sales price during the three-month period ended June 30, 2002, compared to the same period in 2001.

Net loss per limited partnership unit increased from $0.04 to $0.15 from the three-month period ended June 30, 2001 to the equivalent period in 2002, respectively, reflecting the increase in the net loss allocated to limited partners from $287 to $1,010, respectively. The allocation of net loss included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs or losses would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By ________________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:   August 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

___________________________________      Senior Vice President,                         August 8, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




___________________________________      President (Principal Executive                 August 8, 2002
John A. Maccarone                        Officer)




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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By/s/Ernest J. Furtado
                                     _______________________________________
                                     Ernest J. Furtado
                                     Senior  Vice President



Date:   August 8, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/Ernest J. Furtado
___________________________________         Senior Vice President,                            August 8, 2002
Ernest J. Furtado                           (Principal Financial and
                                            Accounting Officer) and
                                            Secretary



/s/John A. Maccarone
___________________________________         President (Principal Executive                    August 8, 2002
John A. Maccarone                           Officer)
