Form 10-Q/A
period 2002-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2002-08-15
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 15, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. Form 10Q-A, amended to include certifications pursuant to 18 U.S.C. ss. 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                   FORM 10-Q-A
                                 AMENDMENT NO. 1



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

Quarterly Report on Form 10-Q-A for the
Quarter Ended June 30, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 99.1 - Certification pursuant to 18 U.S.C. ss. 1350
          as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...............           3



          Exhibit 99.2 - Certification pursuant to 18 U.S.C. ss. 1350
          as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...............           4



                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                       AS ADOPTED, PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2002, as filed on August 8, 2002 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii)     The  information  contained in the Report fairly  presents, in all
              material   respects,   the   financial   condition  and results of
              operations of the Registrant.



August 14, 2002



                                    By  /s/ John A. Maccarone
                                        ____________________________________
                                        John A. Maccarone
                                        President and Director of TFS

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                       AS ADOPTED, PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P. (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2002, as filed on August 8, 2002 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii)     The  information  contained in the Report fairly presents,  in all
              material   respects,  the  financial  condition   and  results  of
              operations of the Registrant.



August 14, 2002



                                   By  /s/ Ernest J. Furtado
                                       ________________________________________
                                       Chief Financial Officer, Senior Vice
                                       President, Secretary and Director of TFS


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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By
                                     ________________________________________
                                     Ernest J. Furtado
                                     Chief Financial Officer


Date:  August 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

_________________________________
Ernest J. Furtado                        Chief Financial Officer, Senior                August 15, 2002
                                         Vice President and Secretary



_________________________________
John A. Maccarone                        President                                      August 15, 2002



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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner


                                   By /s/Ernest J. Furtado
                                      ______________________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer


Date:  August 15, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date



/s/Ernest J. Furtado
___________________________________
Ernest J. Furtado                           Chief Financial Officer, Senior                August 15, 2002
                                            Vice President and Secretary





/s/John A. Maccarone
___________________________________
John A. Maccarone                           President                                      August 15, 2002
