Form 10-Q
period 2002-09-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2002-11-19
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108



November 19, 2002

Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2002.

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


                For the quarterly period ended September 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2002

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 2002
          and December 31, 2001................................................................                 3


          Statements of Operations for the three and nine months
          ended September 30, 2002 and 2001....................................................                 4


          Statements of Partners' Capital for the nine months
          ended September 30, 2002 and 2001....................................................                 5


          Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001....................................................                 6


          Notes to Financial Statements........................................................                 8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................                15


Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................                24


Item 4.   Controls and Procedures..............................................................                24



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                2002                    2001
                                                                          ----------------        ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $51,125, (2001:  $53,901) (note 4)                     $        44,299         $        53,612
Cash                                                                                1,187                   1,841
Accounts receivable, net of allowance for doubtful
   accounts of $217, (2001:  $218)                                                  3,003                   3,021
Due from affiliates, net (note 2)                                                     414                     406
Prepaid expenses                                                                        -                      18
                                                                          ----------------        ----------------

                                                                          $        48,903         $        58,898
                                                                          ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $           513         $           690
   Accrued liabilities                                                                389                     264
   Accrued damage protection plan costs                                               228                     199
   Warranty claims                                                                    247                     293
   Accrued recovery costs                                                             192                     226
   Deferred quarterly distributions                                                    82                      81
                                                                          ----------------        ----------------

      Total liabilities                                                             1,651                   1,753
                                                                          ----------------        ----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                47,252                  57,145
                                                                          ----------------        ----------------

      Total partners' capital                                                      47,252                  57,145
                                                                          ----------------        ----------------


                                                                          $        48,903         $        58,898
                                                                          ================        ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                              Three months       Three months        Nine months      Nine months
                                                                  Ended             Ended               Ended            Ended
                                                             Sept. 30, 2002     Sept. 30, 2001     Sept. 30, 2002    Sept. 30, 2001
                                                            ----------------   ----------------   ----------------  ----------------
Rental income                                               $         3,088    $         3,362    $         8,362   $        10,705
                                                            ----------------   ----------------   ----------------  ----------------

Costs and expenses:
   Direct container expenses                                            997              1,382              3,198             4,458
   Bad debt expense (benefit)                                            23                 24                 17               (23)
   Depreciation (note 4)                                              1,975              1,666              5,020             5,047
   Write-down of containers (note 4)                                    345                 95              1,646               181
   Professional fees                                                     13                  6                 41                24
   Management fees to affiliates (note 2)                               235                306                748             1,016
   General and administrative costs to affiliates (note 2)              149                171                489               566
   Other general and administrative costs                                75                 38                228               121
   Loss (gain) on sale of containers, net (note 4)                      266                (37)             1,065               (15)
                                                            ----------------   ----------------    ---------------  ----------------

                                                                      4,078              3,651             12,452            11,375
                                                            ----------------   ----------------    ---------------  ----------------

   Loss from operations                                                (990)              (289)            (4,090)             (670)
                                                            ----------------   ----------------    ---------------  ----------------

Interest income                                                           6                 17                 26                81
                                                            ----------------   ----------------    ---------------  ----------------

   Net loss                                                 $          (984)   $          (272)    $       (4,064)  $          (589)
                                                            ================   ================    ===============  ================

Allocation of net (loss) earnings (note 2):
   General partners                                         $            18    $            20     $           53   $            70
   Limited partners                                                  (1,002)              (292)            (4,117)             (659)
                                                            ----------------   ----------------    ---------------  ----------------
                                                            $          (984)   $          (272)    $       (4,064)  $          (589)
                                                            ================   ================    ===============  ================
Limited partners' per unit share
   of net loss                                              $         (0.15)   $         (0.04)    $        (0.62)  $         (0.10)
                                                            ================   ================    ===============  ================

Limited partners' per unit share
   of distributions                                         $          0.25    $          0.28     $         0.75   $          0.98
                                                            ================   ================    ===============  ================

Weighted average number of limited
   partnership units outstanding                                  6,568,245          6,716,066          6,661,859         6,720,333
                                                            ================   ================    ===============  ================
See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------


                                                                                      Partners' Capital
                                                                    --------------------------------------------------------

                                                                        General             Limited               Total
                                                                    --------------      ---------------     ----------------
Balances at January 1, 2001                                         $           -       $       67,788      $        67,788

Distributions                                                                 (70)              (6,612)              (6,682)

Redemptions (note 5)                                                            -                 (218)                (218)

Net earnings (loss)                                                            70                 (659)                (589)
                                                                    --------------      ---------------     ----------------

Balances at September 30, 2001                                      $           -       $       60,299      $        60,299
                                                                    ==============      ===============     ================

Balances at January 1, 2002                                         $           -       $       57,145      $        57,145

Distributions                                                                 (53)              (5,009)              (5,062)

Redemptions (note 5)                                                            -                 (767)                (767)

Net earnings (loss)                                                            53               (4,117)              (4,064)
                                                                    --------------      ---------------     ----------------

Balances at September 30, 2002                                      $           -       $       47,252      $        47,252
                                                                    ==============      ===============     ================


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                          2002                2001
                                                                                    ----------------    ----------------
Cash flows from operating activities:
   Net loss                                                                         $        (4,064)    $          (589)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Depreciation                                                                          5,020               5,047
        Write-down of containers (note 4)                                                     1,646                 181
        Decrease in allowance for doubtful accounts                                              (1)                (81)
        Loss (gain) on sale of containers, net                                                1,065                 (15)
        Decrease (increase) in assets:
            Accounts receivable                                                                 163               1,127
            Due from affiliates, net                                                           (195)                247
            Prepaid expenses                                                                     18                  17
        (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                            (52)                  6
            Accrued recovery costs                                                              (34)                 32
            Accrued damage protection plan costs                                                 29                (105)
            Warranty claims                                                                     (46)                (46)
                                                                                    ----------------    ----------------


               Net cash provided by operating activities                                      3,549               5,821
                                                                                    ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                           3,224               1,103
   Container purchases                                                                       (1,598)             (1,129)
                                                                                    ----------------    ----------------

              Net cash provided by (used in) investing activities                             1,626                 (26)
                                                                                    ----------------    ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                   (767)               (218)
    Distributions to partners                                                                (5,062)             (6,723)
                                                                                    ----------------    ----------------

               Net cash used in financing activities                                         (5,829)             (6,941)
                                                                                    ----------------    ----------------

Net decrease  in cash                                                                          (654)             (1,146)

Cash at beginning of period                                                                   1,841               3,183
                                                                                    ----------------    ----------------

Cash at end of period                                                               $         1,187     $         2,037
                                                                                    ================    ================



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                              Sept. 30        Dec. 31         Sept. 30        Dec. 31
                                                                2002           2001             2001            2000
                                                             -----------    -----------     ------------    -----------
Container purchases included in:
     Due to affiliates..............................             $  -           $ 27             $  -         $    -
     Container purchases payable....................                -              -                -          1,098

Distributions to partners included in:
     Due to affiliates..............................                6              7                6              8
     Deferred quarterly distributions...............               82             81               82            121

Proceeds from sale of containers included in:
     Due from affiliates............................              552            767              235            253

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                                                                 2002           2001
                                                                                                 ----           ----

Container purchases recorded......................................                             $1,571         $   31
Container purchases paid..........................................                              1,598          1,129

Distributions to partners declared................................                              5,062          6,682
Distributions to partners paid....................................                              5,062          6,723

Proceeds from sale of containers recorded.........................                              3,009          1,085
Proceeds from sale of containers received.........................                              3,224          1,103

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2002 and 2001 was $144 and $73, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2002 and 2001, have been made.

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


     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.


     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

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

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $75 and $1 of container acquisition fees as a component of container costs during the nine-month periods ended September 30, 2002 and 2001, respectively. The Partnership incurred $20 and $162 of incentive management fees during the three and nine-month periods ended September 30, 2002, respectively, and $71 and $269, respectively, for the comparable periods in 2001. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $215 and $586 for the three and nine-month periods ended September 30, 2002, respectively, and $235 and $747, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001 were as follows:

                                             Three months         Nine months
                                            ended Sept. 30,     ended Sept. 30,
                                            ---------------     ---------------
                                            2002       2001     2002       2001
                                            ----       ----     ----       ----

               Salaries                     $100       $110     $318       $336
               Other                          49         61      171        230
                                             ---        ---      ---        ---
                 Total general and
                    administrative costs    $149       $171     $489       $566
                                             ===        ===      ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001:

                                              Three months        Nine months
                                            ended Sept. 30,     ended Sept. 30,
                                            ---------------     ---------------
                                            2002       2001     2002       2001
                                            ----       ----     ----       ----

               TEM                          $131       $148     $420       $491
               TFS                            18         23       69         75
                                             ---        ---      ---        ---
                 Total general and
                    administrative costs    $149       $171     $489       $566
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

     At September 30, 2002 and December 31, 2001, due from affiliates, net was comprised of:

                                                           2002            2001
                                                           ----            ----
             Due from affiliates:
                      Due from TEM....................     $424            $458
                      Due from TFS....................       12               -
                                                            ---             ---
                                                            436             458
                                                            ---             ---

             Due to affiliates:
                      Due to TFS......................        -              28
                      Due to TCC......................       21              23
                      Due to TL.......................        1               1
                                                            ---             ---
                                                             22              52
                                                            ---             ---

                 Due from affiliates, net                  $414            $406
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


Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2002 and 2001:

                                                    2002                   2001
                                                    ----                   ----

    On-lease under master leases                  15,844                 13,608
    On-lease under long-term leases                6,773                  5,012
                                                  ------                  -----

        Total on-lease containers                 22,617                 18,620
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off lease containers were in the following locations:

          Americas                               2,674
          Europe                                 1,408
          Asia                                   1,804
          Other                                    131
                                                 -----

              Total off-lease containers         6,018
                                                 =====

     At September 30, 2002 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $515. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the nine-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $1,646 and $181, respectively, on 2,015 and 336 containers identified for sale and requiring a reserve. During the three-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $345 and $95, respectively, on 396 and 169 containers identified for sale and requiring a reserve. During the three and nine-month periods ended September 30, 2002, the Partnership also reclassified 226 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the three and nine-month periods ended September 30, 2001. At September 30, 2002 and 2001, the net book value of the 626 and 199 containers identified for sale was $543 and $231, respectively.

     The Partnership sold 2,005 previously written down containers for a loss of $192 during the nine-month period ended September 30, 2002 and sold 284 previously written down containers for a loss of $25 during the same period in 2001. During the three-month period ended September 30, 2002, the Partnership sold 570 previously written down containers for a loss of $24 and sold 163 previously written down containers for a loss of $17 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded a loss of $873 and a gain of $40 during the nine-month periods ended September 30, 2002 and 2001, respectively. During the three-month periods ended September 30, 2002 and 2001 the Partnership recorded a loss of $242 and a gain of $54, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2002 and 2001:


                                                           Units                Average
                                                          Redeemed          Redemption Price            Amount Paid
                                                        -----------         ----------------            -----------
     Total Partnership redemptions as of
        December 31, 2000........................         103,775                 $10.32                   $1,071

     Nine-month period ended
        September 30, 2001.......................          26,062                 $ 8.37                      218
                                                          -------                                           -----

     Total Partnership redemptions as of
        September 30, 2001.......................         129,837                 $ 9.93                   $1,289
                                                          =======                                           =====

     Total Partnership redemptions as of
        December 31, 2001........................         131,937                 $ 9.89                   $1,305

     Nine-month period ended
        September 30, 2002.......................         145,721                 $ 5.26                      767
                                                          -------                                           -----

     Total Partnership redemptions as of
        September 30, 2002.......................         277,658                 $ 7.46                   $2,072
                                                          =======                                           =====

      The redemption price is fixed by formula


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the nine-month period ended September 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through August 2002 in the amount of $5,009. On a cash basis (after redemptions and general partner distributions), $2,729 of these distributions was from current year operating activities, $1,258 was from cash provided by previous years' operating activities (that had not been distributed or used to purchase containers or redeem units) and the balance of $1,022 was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2002, the Partnership redeemed 145,721 units for a total dollar amount of $767. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2001 was $3,549 and $5,821, respectively. The decrease of $2,272, or 39%, was primarily attributable to the fluctuations in gross accounts receivable, the increase in net loss, adjusted for non-cash transactions, and fluctuations in due from affiliates, net. The decrease in gross accounts receivable of $163 for the nine-month period ended September 30, 2002 was primarily due to the decrease in rental income, offset by the increase in the average collection period of accounts receivable. The decrease in accounts receivable of $1,127 for the nine-month period ended September 30, 2001 was primarily due to the decrease in rental income and a decline in the average collection period of accounts receivable. Net loss, adjusted for non-cash transactions, increased primarily due to the decrease in rental income, offset by the decrease in direct container expenses. These fluctuations are discussed more fully in "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At  September  30,  2002,  the   Partnership  had  no  commitments  to  purchase
containers.

For the nine-month period ended September 30, 2002, net cash provided by investing activities (the purchase and sale of containers) was $1,626 compared to net cash used in investing activities of $26 for the comparable period in 2001. Net cash provided by investing activities increased $1,652 primarily due to the increase in proceeds from container sales, offset by the increase in cash used for container purchases. Cash used for container purchases increased primarily as the Partnership purchased more containers during the nine-month period ended September 30, 2002 than in the same period in 2001. Proceeds from container sales increased primarily due to the Partnership selling more containers in low demand locations during the nine-month period ended September 30, 2002 than in the same period in 2001. This increase was partially offset by the decrease in the average sales price received on container sales. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Reinvestment is expected to continue until the Partnership begins its liquidation phase, which is estimated to begin in 2003. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the nine-month periods ended September 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                          2002             2001
                                                          ----             ----

     Beginning container fleet...............           31,411           33,062
     Ending container fleet..................           28,635           32,358
     Average container fleet.................           30,023           32,710

The average container fleet decreased 8% from the nine-month period ended September 30, 2001 to the comparable period in 2002, primarily due to sales of containers. Although, sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. The rate of decline in average fleet size may fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during each period.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 59% and 63% on average during the nine-month periods ended September 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

         Americas                                 2,674
         Europe                                   1,408
         Asia                                     1,804
         Other                                      131
                                                  -----

             Total off-lease containers           6,018
                                                  =====

At  September  30,  2002  approximately  10%  of  the  Partnership's   off-lease
containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 11% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers are on lease under long term leases, 30% as of September 30, 2002 versus 27% as of September 30, 2001. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2002 and 2001.

The Partnership's loss from operations for the nine-month periods ended September 30, 2002 and 2001 was $4,090 and $670, respectively, on rental income of $8,362 and $10,705, respectively. The decrease in rental income of $2,343, or 22%, from the nine-month period ended September 30, 2001 to the comparable period in 2002 was attributable to decreases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $2,205, or 24%, primarily due to the decreases in average rental rates of 11%, the average container fleet of 8%, and on-hire utilization of 6%.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets, which combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002.

Utilization has improved steadily since March 2002 due to:
o        An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that is currently affecting U.S. West Coast ports is having a short-term positive effect on demand for containers as shipping lines are not able to reposition enough containers to Asia and must lease more containers to meet their customers' demands

This utilization improvement has continued into the fourth quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to write-down the value of some of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2002, other rental income was $1,322, a decrease of $138 from the equivalent period in 2001. The decrease was primarily due to decreases in location and DPP income of $138 and $117, respectively, offset by the increase in handling income of $117. The decrease in location income was primarily due to the decrease in charges to lessees for dropping off containers in surplus locations, offset by the decline in credits granted to lessees for picking up containers from surplus locations. DPP income declined due to a decrease in the average DPP price charged per container and fluctuations in the number of containers covered under DPP. The increase in handling income was due to increases in container movement and the average handling charge per container.

Direct container expenses decreased $1,260, or 28% from the nine-month period ended September 30, 2001, to the same period in 2002. The decrease was primarily due to decreases in repositioning, maintenance and DPP expenses of $861, $199 and $147, respectively. Repositioning expense decreased primarily due to the decrease in the average cost to reposition containers primarily due to shorter, less expensive repositioning moves made during the nine-month period ended September 30, 2002 compared to the same period in 2001. Maintenance expense decreased due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container. DPP expense declined primarily due to the decrease in the average repair cost per container.

Bad debt expense (benefit) was $17 and ($23) for the nine-month periods ended September 30, 2002 and 2001, respectively. Fluctuations in bad debt expense (benefit) reflect the adjustment to the bad debt allowance and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded for the nine-month period ended September 30, 2002 reflects a higher reserve estimate from December 31, 2001. The benefit recorded for the comparable period in 2001 reflects a lower reserve estimate from December 31, 2000.

Depreciation expense decreased $27, or 1% from the nine-month period ended September 30, 2001 to the equivalent period in 2002, primarily due to the decline in the average fleet size noted above, offset by an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $515. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the nine-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $1,646 and $181, respectively, on 2,015 and 336 containers identified for sale and requiring a reserve. During the nine-month period ended September 30, 2002, the Partnership also reclassified 226 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the nine-month period ended September 30, 2001. At September 30, 2002 and 2001, the net book value of the 626 and 199 containers identified for sale was $543 and $231, respectively.

The Partnership sold 2,005 previously written down containers for a loss of $192 during the nine-month period ended September 30, 2002 and sold 284 previously written down containers for a loss of $25 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded a loss of $873 and a gain of $40 during the nine-month periods ended September 30, 2002 and 2001, respectively.

As more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Management fees to affiliates decreased $268, or 26%, from the nine-month period ended September 30, 2001 to the comparable period in 2002. The decrease was due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased primarily due to (i) the decrease in the amount of distributions paid from cash from operations and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $77, or 14%, from the nine-month period ended September 30, 2001 to the same period in 2002 primarily due to the decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Gain (loss) on sale of containers fluctuated from a gain of $15 for the nine-month period ended September 30, 2001 to a loss of $1,065 for the comparable period in 2002. The fluctuation was primarily due to the change in average gain (loss) recorded on container sales from an average gain during the nine-month period ended September 30, 2001 to an average loss during the same period in 2002, as well as the increase in the number of containers sold.

Net loss per limited partnership unit increased from $0.10 to $0.62 from the nine-month period ended September 30, 2001 to the equivalent period in 2002, respectively, reflecting the increase in net loss allocated to limited partners from $659 to $4,117, respectively. The allocation of net loss for the nine-month periods ended September 30, 2002 and 2001 included a special allocation of gross income to the General Partners of $94 and $76, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2002 and 2001.

The Partnership's loss from operations for the three-month periods ending September 30, 2002 and 2001 was $990 and $289, respectively, on rental income of $3,088 and $3,362, respectively. The decrease in rental income of $274, or 8%, from the three-month period ended September 30, 2001 to the comparable period in 2002 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $177, or 6%, primarily due to the decreases in average rental rates of 14% and the average fleet size of 10%, offset by the increase in average on-hire utilization of 23%.

Other rental income was $488 for the three-month period ended September 30, 2002, a decrease of $97 from the equivalent period in 2001. The decrease was primarily due to a decrease in location income of $168, offset by the increase in handling income of $89. Location income declined primarily due to an increase in credits granted to lessees for picking up containers from surplus locations and a decrease in charges to lessees for dropping off containers in surplus locations. Handling income increased due to the increase in container movement.

Direct container expenses decreased $385, or 28%, from the three-month period ending September 30, 2001, to the equivalent period in 2002. The decrease was primarily due to decreases in storage and repositioning expenses of $260 and $139, respectively, offset by the increase in handling expense of $79. Storage expense decreased due to the increase in utilization noted above. Repositioning expense decreased due to the decrease in the average repositioning cost per container, offset by the increase in the number of containers repositioned. Handling expense increased due to the increase in container movement and in the average handling charge per container.

Bad debt expense was comparable at $23 and $24 for the three-month periods ended September 30, 2002 and 2001, respectively.

Depreciation expense increased $309, or 19%, from the three-month period ended September 30, 2001 to the comparable period in 2002 primarily due to the change in estimated salvage values used to calculate depreciation expense as noted above.

During the three-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $345 and $95, respectively, on 396 and 169 containers identified for sale and requiring a reserve. During the three-month period ended September 30, 2002, the Partnership sold 570 previously written down containers for a loss of $24 and sold 163 previously written down containers for a loss of $17 during the same period in 2001. During the three-month periods ended September 30, 2002 and 2001, the Partnership also sold containers that had not been written down and recorded a loss of $242 and a gain of $54, respectively.

Management fees to affiliates decreased $71, or 23%, from the three-month period ended September 30, 2001 to the comparable period in 2002, due to decreases in both incentive and equipment management fees. Incentive management fees decreased due to (i) the decrease in the amount of distributions paid from cash from operations and (ii) decreases in partners' capital due to redemptions of limited partners units. Equipment management fees decreased due to the decline in rental income, and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $22, or 13%, from the three-month period ended September 30, 2001 to the comparable period in 2002, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $37 for the three-month period ended September 30, 2001 to a loss of $266 for the comparable period in 2002. The fluctuation was primarily due to the change in average gain
(loss) recorded on container sale from an average gain during the three-month period ended September 30, 2001 to an average loss during the same period in 2002, as well as the increase in the number of containers sold.

Net loss per limited partnership unit increased from $0.04 to $0.15 from the three-month period ended September 30, 2001 to the equivalent period in 2002, respectively, reflecting the increase in the net loss allocated to limited partners from $292 to $1,002, respectively. The allocation of net loss included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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


The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) conducted within ninety days of the filing date of this report, the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.



Part II

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits  99.1 and 99.2  Certifications  pursuant to 18 U.S.C.  Section
         1350,   as adopted,  and  regarding  Section 906  of the Sarbanes-Oxley
         Act of 2002

    (b)  Not applicable.



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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By _______________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer


Date:   November 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Chief Financial Officer, Senior                November 19, 2002
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      November 19, 2002
John A. Maccarone


Part II

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits  99.1  and 99.2  Certifications pursuant to  18 U.S.C. Section
         1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Not applicable.



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


                                   TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      __________________________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer


Date:   November 19, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date


/s/Ernest J. Furtado
___________________________________         Chief Financial Officer, Senior                November 19, 2002
Ernest J. Furtado                           Vice President and Secretary





/s/John A. Maccarone
___________________________________         President                                      November 19, 2002
John A. Maccarone


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund IV, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.)   presented   in   this   quarterly report  our conclusions  about the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.)   any   fraud,  whether   or not material, that   involves  management
            or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002

                                        /s/ John A. Maccarone
                                        ____________________________________
                                        John A. Maccarone
                                        President and Director of TFS

CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund IV, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.)   presented   in   this   quarterly report  our conclusions  about the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.)   any   fraud,  whether   or not material, that   involves  management
            or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

                                 /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 19, 2002



                                    By  /s/ John A. Maccarone
                                        _______________________________
                                        John A. Maccarone
                                        President and Director of TFS

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 19, 2002


                           By  /s/ Ernest J. Furtado
                               _________________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TFS