Form 10-Q
period 2003-03-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2003-05-13
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108



May 13, 2003

Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2003.

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


                  For the quarterly period ended March 31, 2003


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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - March 31, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three months
          ended March 31, 2003 and 2002.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2003 and 2002.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002.....................................................................    6


          Notes to Financial Statements ....................................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   14


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................   21


Item 4.   Controls and Procedures...........................................................................   21



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                2003                    2002
                                                                          ----------------        ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $52,800 (2002:  $51,768) (note 4)                     $         40,491        $         41,630
Cash                                                                                2,623                   2,339
Accounts receivable, net of allowance for doubtful
   accounts of $135 (2002:  $164)                                                   3,144                   3,107
Due from affiliates, net (note 2)                                                     293                      84
Prepaid expenses                                                                       13                      40
                                                                          ----------------        ----------------

                                                                         $         46,564        $         47,200
                                                                          ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $            340        $            296
   Accrued liabilities                                                                380                     430
   Accrued damage protection plan costs                                               248                     246
   Warranty claims                                                                    216                     232
   Accrued recovery costs                                                             190                     184
   Deferred quarterly distributions                                                    85                      83
   Container purchases payable                                                      1,072                       -
                                                                          ----------------        ----------------

      Total liabilities                                                             2,531                   1,471
                                                                          ----------------        ----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                44,033                  45,729
                                                                          ----------------        ----------------

      Total partners' capital                                                      44,033                  45,729
                                                                          ----------------        ----------------


                                                                         $         46,564        $         47,200
                                                                          ================        ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
---------------------------------------------------------------------------------------------------------

                                                                            2003               2002
                                                                       ---------------    ---------------
Rental income                                                         $         3,406    $         2,642
                                                                       ---------------    ---------------

Costs and expenses:
   Direct container expenses                                                      728              1,046
   Bad debt expense                                                                11                  7
   Depreciation (note 4)                                                        1,937              1,550
   Write-down of containers (note 4)                                              135                934
   Professional fees                                                                8                 12
   Management fees to affiliates (note 2)                                         301                257
   General and administrative costs to affiliates (note 2)                        164                176
   Other general and administrative costs                                          33                 74
   (Gain) loss on sale of containers (note 4)                                     (53)               684
                                                                       ---------------    ---------------

                                                                                3,264              4,740
                                                                       ---------------    ---------------

  Income (loss) from operations                                                   142             (2,098)
                                                                       ---------------    ---------------

   Interest income                                                                  6                  9
                                                                       ---------------    ---------------

   Net income (loss)                                                  $           148    $        (2,089)
                                                                       ===============    ===============

Allocation of net income (loss) (note 2):
   General partners                                                   $            17    $            18
   Limited partners                                                               131             (2,107)
                                                                       ---------------    ---------------

                                                                      $           148    $        (2,089)
                                                                       ===============    ===============
Limited partners' per unit share
   of net income (loss)                                               $          0.02    $         (0.31)
                                                                       ===============    ===============

Limited partners' per unit share
   of distributions                                                   $          0.25    $          0.25
                                                                       ===============    ===============

Weighted average number of limited
   partnership units outstanding                                            6,513,955          6,708,666
                                                                       ===============    ===============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                     Partners' Capital
                                                                 --------------------------------------------------------
                                                                     General               Limited             Total
                                                                 --------------        --------------      --------------

Balances at January 1, 2002                                     $            -        $       57,145      $       57,145

Distributions                                                              (18)               (1,678)             (1,696)

Redemptions (note 5)                                                         -                   (36)                (36)

Net earnings (loss)                                                         18                (2,107)             (2,089)
                                                                 --------------        --------------      --------------

Balances at March 31, 2002                                      $            -        $       53,324      $       53,324
                                                                 ==============        ==============      ==============

Balances at January 1, 2003                                     $            -        $       45,729      $       45,729

Distributions                                                              (17)               (1,631)             (1,648)

Redemptions (note 5)                                                         -                  (196)               (196)

Net earnings                                                                17                   131                 148
                                                                 --------------        --------------      --------------

Balances at March 31, 2003                                      $            -        $       44,033      $       44,033
                                                                 ==============        ==============      ==============



See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                           2003                2002
                                                                                     ----------------    ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                              $            148    $         (2,089)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
       Depreciation (note 4)                                                                   1,937               1,550
       Write-down of containers (note 4)                                                         135                 934
       (Decrease) increase in allowance for doubtful accounts                                    (29)                 12
       (Gain) loss on sale of containers                                                         (53)                684
       (Increase) decrease in assets:
            Accounts receivable                                                                   (6)                359
            Due from affiliates, net                                                            (348)                206
            Prepaid expenses                                                                      27                   6
       (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                              (6)                (21)
            Accrued recovery costs                                                                 6                 (33)
            Accrued damage protection plan costs                                                   2                  (6)
            Warranty claims                                                                      (16)                (16)
                                                                                     ----------------    ----------------


               Net cash provided by operating activities                                       1,797               1,586
                                                                                     ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                              467               1,193
   Container purchases                                                                          (139)                (27)
                                                                                     ----------------    ----------------

               Net cash provided by investing activities                                         328               1,166
                                                                                     ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                     (196)                (36)
   Distributions to partners                                                                  (1,645)             (1,697)
                                                                                     ----------------    ----------------

               Net cash used in financing activities                                          (1,841)             (1,733)
                                                                                     ----------------    ----------------

Net increase in cash                                                                             284               1,019

Cash at beginning of period                                                                    2,339               1,841
                                                                                     ----------------    ----------------

Cash at end of period                                                               $          2,623    $          2,860
                                                                                     ================    ================



See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

                                                               Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                2003           2002           2002           2001
                                                             -----------    -----------    -----------    -----------
Container purchases included in:
     Due to affiliates..............................          $   60           $  -           $  -           $ 27
     Container purchases payable....................           1,072              -              -              -

Distributions to partners included in:
     Due to affiliates..............................               6              5              6              7
     Deferred quarterly distributions...............              85             83             81             81

Proceeds from sale of containers included in:
     Due from affiliates............................             240            318            733            767

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.


                                                                                              2003           2002
                                                                                              ----           ----

Container purchases recorded....................................                            $1,271         $    -
Container purchases paid........................................                               139             27

Distributions to partners declared..............................                             1,648          1,696
Distributions to partners paid..................................                             1,645          1,697

Proceeds from sale of containers recorded.......................                               389          1,159
Proceeds from sale of containers received.......................                               467          1,193

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers transferred during the three- month periods ended March 31, 2003 and 2002 were $2 and $85, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2003 and December 31, 2002 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2003 and 2002, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2002, in the Annual Report filed on Form 10-K.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. During the three-month period ended March 31, 2003, the Partnership capitalized $60 of acquisition fees. There were no container acquisition fees capitalized during the three-month period ended March 31, 2002. The Partnership incurred $64 and $71 of incentive management fees during the three-month periods ended March 31, 2003 and 2002, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $237 and $186 for the three-month periods ended March 31, 2003 and 2002, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2003 and 2002 were as follows:

                                                       2003         2002
                                                       ----         ----

               Salaries                                $ 88         $ 96
               Other                                     76           80
                                                        ---          ---
                 Total general and
                    administrative costs               $164         $176
                                                        ===          ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                                       2003         2002
                                                       ----         ----

               TEM                                     $143         $149
               TFS                                       21           27
                                                        ---          ---
                 Total general and
                    administrative costs               $164         $176
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


     At March 31, 2003 and December 31, 2002, due from affiliates, net was comprised of:

                                                             2003        2002
                                                             ----        ----
           Due from affiliates:
                    Due from TEM......................       $374        $174
                                                              ---         ---

           Due to affiliates:
                    Due to TFS........................         62          71
                    Due to TCC........................         18          18
                    Due to TL.........................          1           1
                                                              ---         ---
                                                               81          90
                                                              ---         ---

               Due from affiliates, net                      $293        $ 84
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2003 and 2002:

                                                             2003        2002
                                                             ----        ----

              On-lease under master leases                 16,050      11,119
              On-lease under long-term leases               6,899       5,078
                                                           ------      ------

                  Total on-lease containers                22,949      16,197
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, the Partnership's off lease containers were located in the following locations:


                                                    2003             2002
                                                    ----             ----

          Americas                                 2,604            3,230
          Europe                                   1,195            1,857
          Asia                                     1,457            8,435
          Other                                      150              192
                                                   -----           ------

              Total off-lease containers           5,406           13,714
                                                   =====           ======

     At  March  31,  2003  approximately  5%  of  the  Partnership's   off-lease
     containers had been specifically identified as for sale and are carried at lower of cost or estimated disposal proceeds.

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $572. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2003 and 2002, the Partnership recorded write-down expenses of $135 and $934, respectively, on 182 and 1,069 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 281 and 1,295 containers identified as for sale was $256 and $1,053, respectively.

     The Partnership sold 139 previously written down containers for a loss of $9 during the three-month period ended March 31, 2003 and sold 630 previously written down containers for a loss of $57 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded a gain of $62 and a loss of $627 during the three-month periods ended March 31, 2003 and 2002, respectively.

     As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                                           Units                Average
                                                          Redeemed          Redemption Price            Amount Paid
                                                          --------          ----------------           ------------

     Total  Partnership  redemptions as of
      December 31, 2001.................                  131,937                  $9.89                  $1,305

     Three-month period ended:
      March 31, 2002....................                    5,300                  $6.79                      36
                                                          -------                                          -----

     Total Partnership redemptions as of
      March 31, 2002....................                  137,237                  $9.77                  $1,341
                                                          =======                                          =====


     Total  Partnership  redemptions as of
      December 31, 2002.................                  295,555                  $7.33                  $2,165

     Three-month period ended:
      March 31, 2003....................                   36,393                  $5.39                     196
                                                          -------                                          -----

     Total Partnership redemptions as of
      March 31, 2003....................                  331,948                  $7.11                  $2,361
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




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the three-month period ended March 31, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through February 2003 in the amount of $1,631. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, $1,584 of these distributions was from current year operating activities and $47 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2003, the Partnership redeemed 36,393 units for a total dollar amount of $196. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2003 and 2002 was $1,797 and $1,586, respectively. The increase of $211, or 13%, was primarily attributable to the fluctuations in net earnings
(loss), adjusted for non-cash transactions, offset by the fluctuations in due from affiliates, net and accounts receivable. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the increase in rental income and the decrease in direct container expenses. These fluctuations are discussed more fully in "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as fluctuations in these amounts. Gross accounts receivable increased $6 during the three-month period ended March 31, 2003. The decrease in gross accounts receivable of $359 during the three-month period ended March 31, 2002 was primarily due to the decrease in rental income, offset by the increase in the average collection period of accounts receivable.

At March 31, 2003, the Partnership had no commitments to purchase containers.

For the three-month period ended March 31, 2003 and 2002, net cash provided by investing activities (the purchase and sale of containers) was $328 and $1,166, respectively. The decrease of $838 was due to the decrease in proceeds from container sales and the increase in cash used for container purchases. Cash used for container purchases increased primarily as the Partnership purchased containers during the three-month period ended March 31, 2003, whereas there were no such purchases during the same period in 2002. Proceeds from container sales decreased primarily due to the Partnership selling fewer containers during the three-month period ended March 31, 2003 than in the same period in 2002. This decrease was partially offset by the increase in the average sales price received on container sales. Although average container sales prices increased between the periods for the Partnership, in general, average sales prices received on container sales for other Partnerships managed by TCC continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                      2003              2002
                                                      ----              ----

         Beginning container fleet...............    28,024            31,411
         Ending container fleet..................    28,355            29,911
         Average container fleet.................    28,190            30,661

The average container fleet decreased 8% from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to sales of containers. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. The rate of decline in average fleet size may fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during each period.

As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 81% and 51% on average during the three-month periods ended March 31, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, utilization was 81% and 54%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                    2003             2002
                                                    ----             ----

          Americas                                 2,604            3,230
          Europe                                   1,195            1,857
          Asia                                     1,457            8,435
          Other                                      150              192
                                                   -----           ------

              Total off-lease containers           5,406           13,714
                                                   =====           ======

At March 31, 2003 approximately 5% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 11% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2003 and 2002, 30% and 31%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ended March 31, 2003 and 2002 was $142 and $(2,098), respectively, on rental income of $3,406 and $2,642, respectively. The increase in rental income of $764, or 29%, from the three-month period ended March 31, 2002 to the comparable period in 2003 was attributable to increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $652, or 30%, primarily due to an increase in the average on-hire utilization of 59%, offset by a decrease in average rental rates of 11% and average container fleet of 8% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand. Rental rates also declined slightly primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization since early 2002, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision was made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated net realizable value, which was based on recent sales prices less cost of sales. The sale of these containers is discussed in more detail below.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2003, other rental income was $557, an increase of $112 from the equivalent period in 2002. The increase was primarily due to increases in location and DPP income of $44 and $41. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations, offset by the decrease in charges to lessees for dropping off containers in certain locations. DPP income increased primarily due to an increase in the number of containers covered under DPP.

Direct container expenses decreased $318, or 30%, from the three-month period ended March 31, 2002, to the same period in 2003. The decrease was primarily due to a decrease in storage expense of $516, offset by an increase in repositioning expense of $183. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and
(ii) longer, more expensive average repositioning moves.

Bad debt expense was $11 and $7 for the three-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in bad debt expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expenses recorded during the three-month periods ended March 31, 2002 and 2003 reflect the additions to bad debt allowance, after deductions had been taken against the reserve.

Depreciation expense increased $387, or 25%, from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below, offset by the decrease in average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $572. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. The containers written down included those located in low demand locations and identified for sale as discussed above. During the three-month periods ended March 31, 2003 and 2002, the Partnership recorded write-down expenses of $135 and $934, respectively, on 182 and 1,069 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 281 and 1,295 containers identified as for sale was $256 and $1,053, respectively.

The Partnership sold 139 previously written down containers for a loss of $9 during the three-month period ended March 31, 2003 and sold 630 previously written down containers for a loss of $57 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded a gain of $62 and a loss of $627 during the three-month periods ended March 31, 2003 and 2002, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates increased $44, or 17%, from the three-month period ended March 31, 2002 to the comparable period in 2003 due to an increase in equipment management fees, offset by a decrease in incentive management fees. Equipment management fees increased due to the increase in rental income, upon which these fees are primarily based. These fees were approximately 7% of rental income for these periods. Incentive management fees, decreased primarily due to
(i) the decrease in the amount of distributions paid from cash from operations and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $12, or 7%, from the three-month period ended March 31, 2002 to the same period in 2003 due to decreases in the allocation of overhead costs from TEM and TCC. The allocation of overhead costs from TEM decreased as the Partnership represented a smaller portion of the total fleet managed by TEM. The allocation of overhead from TCC decreased primarily due to the decrease in total overhead costs incurred and allocated by TCC.

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

Other general and administrative costs decreased $41 from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Gain/loss on sale of containers fluctuated from a loss of $684 to a gain of $53 from the three-month period ended March 31, 2002 to the same period in 2003. The fluctuation was primarily due to the Partnership selling containers with lower average net book values at higher average sales prices during the three-month period ended March 31, 2003, than the same period in 2002.

Net earnings (loss) per limited partnership unit fluctuated from $(0.31) to $0.02 from the three-month period ended March 31, 2002 to the equivalent period in 2003, respectively, reflecting the fluctuation in net earnings (loss) allocated to limited partners from ($2,107) to $131, respectively. The allocation of net earnings (loss) for the three-month periods ended March 31, 2003 and 2002, included special allocations of gross income to the General Partners of $16 and $39, respectively, in accordance with the Partnership Agreement.

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


Date:   May 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      May 13, 2003
John A. Maccarone


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


                         TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                         A California Limited Partnership

                         By Textainer Financial Services Corporation
                         The Managing General Partner



                        By /s/Ernest J. Furtado
                           ___________________________________________
                           Ernest J. Furtado
                           Chief Financial Officer


Date:   May 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
_____________________________________    Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary





/s/John A. Maccarone
_____________________________________    President                                      May 13, 2003
John A. Maccarone

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


May 13, 2003

                                  /s/ John A. Maccarone
                                  ______________________________________________
                                  John A. Maccarone
                                  President and Director of TFS

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

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

     c.)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


May 13, 2003

                         /s/ Ernest J. Furtado
                         ____________________________________________________
                         Ernest J. Furtado
                         Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Registrant.



May 13, 2003



                                By  /s/ John A. Maccarone
                                    _______________________________
                                    John A. Maccarone
                                    President and Director of TFS





A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Registrant.



May 13, 2003


                            By  /s/ Ernest J. Furtado
                                _______________________________________________
                                Ernest J. Furtado
                                Chief Financial Officer, Senior Vice President, Secretary and Director of TFS






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.