Form 10-Q
period 2003-06-30
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2003-08-12
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108



August 12, 2003

Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2003.

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


                  For the quarterly period ended June 30, 2003


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I    Financial Information

    Item 1.   Financial Statements (unaudited)

          Balance Sheets - June 30, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2003 and 2002......................................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2003 and 2002......................................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002......................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................   14


    Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................   22


    Item 4.   Controls and Procedures.......................................................................   22


Part II   Other Information

    Item 6.   Exhibits and Reports on Form 8-K..............................................................   23




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                2003                    2002
                                                                          ----------------        ----------------

Assets
Container rental equipment, net of accumulated
   depreciation of $53,061, (2002:  $51,768) (note 4)                     $        38,044         $        41,630
Cash                                                                                2,294                   2,339
Accounts receivable, net of allowance for doubtful
   accounts of $190, (2002:  $164)                                                  2,947                   3,107
Due from affiliates, net (note 2)                                                     445                      84
Prepaid expenses                                                                        7                      40
                                                                          ----------------        ----------------

                                                                          $        43,737         $        47,200
                                                                          ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $           340         $           296
   Accrued liabilities                                                                369                     430
   Accrued damage protection plan costs                                               301                     246
   Warranty claims                                                                    201                     232
   Accrued recovery costs                                                             181                     184
   Deferred quarterly distributions                                                    85                      83
                                                                          ----------------        ----------------

      Total liabilities                                                             1,477                   1,471
                                                                          ----------------        ----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                42,260                  45,729
                                                                          ----------------        ----------------

      Total partners' capital                                                      42,260                  45,729
                                                                          ----------------        ----------------

   Commitments (note 6)
                                                                          $        43,737         $        47,200
                                                                          ================        ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------------


                                                             Three months       Three months        Six months         Six months
                                                                Ended              Ended              Ended              Ended
                                                            June 30, 2003      June 30, 2002      June 30, 2003      June 30, 2002
                                                            -------------      -------------      -------------      -------------
Rental income                                               $      3,305       $      2,632       $      6,710       $      5,274
                                                            -------------      -------------      -------------      -------------

Costs and expenses:
   Direct container expenses                                         833              1,155              1,561              2,201
   Bad debt expense (benefit)                                         56                (13)                66                 (6)
   Depreciation (note 4)                                           1,828              1,495              3,764              3,045
   Write-down of containers (note 4)                                  83                367                219              1,302
   Professional fees                                                  10                 16                 19                 28
   Management fees to affiliates (note 2)                            302                256                603                512
   General and administrative costs to affiliates (note 2)           152                165                317                341
   Other general and administrative costs                             36                 78                 69                153
   Loss on sale of containers (note 4)                               137                116                 83                800
                                                            -------------      -------------      -------------      -------------

                                                                   3,437              3,635              6,701              8,376
                                                            -------------      -------------      -------------      -------------

   (Loss) income from operations                                    (132)            (1,003)                 9             (3,102)
                                                            -------------      -------------      -------------      -------------

Interest income                                                        5                 10                 12                 20
                                                            -------------      -------------      -------------      -------------

   Net (loss) income                                        $       (127)      $       (993)      $         21       $     (3,082)
                                                            =============      =============      =============      =============

Allocation of net (loss) income (note 2):
   General partners                                         $         17       $         17       $         34       $         35
   Limited partners                                                 (144)            (1,010)               (13)            (3,117)
                                                            -------------      -------------      -------------      -------------

                                                            $       (127)      $       (993)      $         21       $     (3,082)
                                                            =============      =============      =============      =============
Limited partners' per unit share
   of net (loss) income                                     $      (0.02)      $      (0.15)      $      (0.00)      $      (0.46)
                                                            =============      =============      =============      =============

Limited partners' per unit share
   of distributions                                         $       0.25       $       0.25       $       0.50       $       0.50
                                                            =============      =============      =============      =============

Weighted average number of limited
   partnership units outstanding                               6,513,955          6,708,666          6,513,955          6,708,666
                                                            =============      =============      =============      =============

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                        Partners' Capital
                                                                 -----------------------------------------------------------
                                                                       General              Limited              Total
                                                                    --------------      ---------------     ----------------

Balances at January 1, 2002                                         $           -       $       57,145      $        57,145

Distributions                                                                 (35)              (3,355)              (3,390)

Redemptions (note 5)                                                            -                  (36)                 (36)

Net earnings (loss)                                                            35               (3,117)              (3,082)
                                                                    --------------      ---------------     ----------------

Balances at June 30, 2002                                           $           -       $       50,637      $        50,637
                                                                    ==============      ===============     ================

Balances at January 1, 2003                                         $           -       $       45,729      $        45,729

Distributions                                                                 (34)              (3,260)              (3,294)

Redemptions (note 5)                                                            -                 (196)                (196)

Net earnings (loss)                                                            34                  (13)                  21
                                                                    --------------      ---------------     ----------------

Balances at June 30, 2003                                           $           -       $       42,260      $        42,260
                                                                    ==============      ===============     ================




TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         2003                 2002
                                                                                   ----------------     ---------------
Cash flows from operating activities:
   Net income (loss)                                                               $            21      $       (3,082)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation                                                                         3,764               3,045
        Write-down of containers (note 4)                                                      219               1,302
        Increase in allowance for doubtful accounts                                             26                   3
        Loss on sale of containers                                                              83                 800
        Decrease (increase) in assets:
            Accounts receivable                                                                164                 496
            Due from affiliates, net                                                          (418)                (58)
            Prepaid expenses                                                                    33                  12
        (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                           (17)                (89)
            Accrued recovery costs                                                              (3)                (34)
            Accrued damage protection plan costs                                                55                   8
            Warranty claims                                                                    (31)                (31)
                                                                                   ----------------     ---------------

               Net cash provided by operating activities                                     3,896               2,372
                                                                                   ----------------     ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                            978               2,311
   Container purchases                                                                      (1,432)             (1,136)
                                                                                   ----------------     ---------------

               Net cash (used in) provided by investing activities                            (454)              1,175
                                                                                   ----------------     ---------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                   (196)                (36)
   Distributions to partners                                                                (3,291)             (3,389)
                                                                                   ----------------     ---------------

               Net cash used in financing activities                                        (3,487)             (3,425)
                                                                                   ----------------     ---------------

Net (decrease) increase  in cash                                                               (45)                122

Cash at beginning of period                                                                  2,339               1,841
                                                                                   ----------------     ---------------

Cash at end of period                                                              $         2,294      $        1,963
                                                                                   ================     ===============



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

                                                               June 30        Dec. 31          June 30        Dec. 31
                                                                2003           2002             2002            2001
                                                             -----------    -----------     ------------    -----------
Container purchases included in:
     Due to affiliates..............................            $  1           $  -             $ 12            $ 27
     Container purchases payable....................               -              -              524               -

Distributions to partners included in:
     Due to affiliates..............................               6              5                7               7
     Deferred quarterly distributions...............              85             83               82              81

Proceeds from sale of containers included in:
     Due from affiliates............................             263            318              558             767

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

                                                                                                  2003          2002
                                                                                                  ----          ----

Container purchases recorded.................................                                   $1,433        $1,645
Container purchases paid.....................................                                    1,432         1,136

Distributions to partners declared...........................                                    3,294         3,390
Distributions to partners paid...............................                                    3,291         3,389

Proceeds from sale of containers recorded....................                                      923         2,102
Proceeds from sale of containers received....................                                      978         2,311

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred during the six-month periods ended
June 30, 2003 and 2002 was $30 and $112, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2003 and December 31, 2002 and the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2003 and 2002, have been made.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $68 and $78 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 2003 and 2002, respectively. The Partnership incurred $70 and $134 of incentive management fees during the three and six-month periods ended June 30, 2003, respectively, and $71 and $141, respectively, for the comparable periods in 2002. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $232 and $469 for the three and six-month periods ended June 30, 2003, respectively, and $185 and $371, respectively, for the comparable periods in 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2003 and 2002 were as follows:

                                             Three months         Six months
                                            ended June 30,      ended June 30,
                                            --------------      --------------
                                            2003     2002       2003      2002
                                            ----     ----       ----      ----

               Salaries                     $ 87     $107       $175      $218
               Other                          65       58        142       123
                                             ---      ---        ---       ---
                 Total general and
                    administrative costs    $152     $165       $317      $341
                                             ===      ===        ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2003 and 2002:

                                             Three months         Six months
                                            ended June 30,      ended June 30,
                                            --------------      --------------
                                            2003     2002       2003      2002
                                            ----     ----       ----      ----

               TEM                          $132     $141       $276      $290
               TFS                            20       24         41        51
                                             ---      ---        ---       ---
                 Total general and
                    administrative costs    $152     $165       $317      $341
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


     At June 30, 2003 and December 31, 2002, due from affiliates, net was comprised of:

                                                        2003         2002
                                                        ----         ----
             Due from affiliates:
                      Due from TEM................      $520         $174
                                                         ---          ---

             Due to affiliates:
                      Due to TFS..................        61           71
                      Due to TCC..................        13           18
                      Due to TL...................         1            1
                                                         ---          ---
                                                          75           90
                                                         ---          ---

                 Due from affiliates, net               $445         $ 84
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2003 and 2002:

                                                            2003         2002
                                                            ----         ----

         On-lease under master leases                     15,218       12,908
         On-lease under long-term leases                   7,972        6,392
                                                          ------       ------

             Total on-lease containers                    23,190       19,300
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

     The remaining  containers are off-lease and are being stored primarily at a
     large  number  of  storage   depots.   At  June  30,  2003  and  2002,  the
     Partnership's off lease containers were in the following locations:

                                                    2003             2002
                                                    ----             ----

          Americas                                 2,491            2,963
          Europe                                     846            1,578
          Asia                                     1,081            5,788
          Other                                      124              150
                                                   -----           ------

              Total off-lease containers           4,542           10,479
                                                   =====           ======

     At June 30, 2003 approximately 5% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and six-month periods ended June 30, 2003 was an increase to depreciation expense of $573 and $1,145, respectively. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $219 and $1,302, respectively, on 340 and 1,619 containers identified for sale and requiring a reserve. Additionally, during the three and six-month periods ended June 30, 2003, the Partnership reclassified 23 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the three and six-month periods ended June 30, 2002. During the three-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $83 and $367, respectively, on 158 and 550 containers identified for sale and requiring a reserve. At June 30, 2003 and 2002, the net book value of the 195 and 1,039 containers identified for sale was $175 and $914, respectively.

     The Partnership sold 368 previously written down containers for a loss of $40 during the six-month period ended June 30, 2003 and sold 1,435 previously written down containers for a loss of $150 during the same period in 2002. During the three-month period ended June 30, 2003, the Partnership sold 229 previously written down containers for a loss of $31 and sold 805 previously written down containers for a loss of $93 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $43 and $650 during the six-month periods ended June 30, 2003 and 2002, respectively. During the three-month periods ended June 30, 2003 and 2002 the Partnership recorded losses of $106 and $23, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2003 and 2002:


                                                           Units                Average
                                                          Redeemed          Redemption Price            Amount Paid
                                                          --------          ----------------            -----------


     Total Partnership redemptions as of
        December 31, 2001..........................       131,937                  $9.89                  $1,305

     Six-month period ended
        June 30, 2002..............................         5,300                  $6.79                      36
                                                          -------                                          -----

     Total Partnership redemptions as of
        June 30, 2002..............................       137,237                  $9.77                  $1,341
                                                          =======                                          =====


     Total Partnership redemptions as of
        December 31, 2002..........................       295,555                  $7.33                  $2,165

     Six-month period ended
        June 30, 2003..............................        36,393                  $5.39                     196
                                                          -------                                          -----

     Total Partnership redemptions as of
        June 30, 2003..............................       331,948                  $7.11                  $2,361
                                                          =======                                          =====


     The redemption price is fixed by formula in accordance with the Partnership Agreement.

Note 6.  Commitments

     At June 30, 2003, the Partnership has committed to purchase 75 new containers at an approximate total purchase price of $157, which includes acquisition fees of $7. This commitment was made to TEM, which as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital, cash flow from operating activities prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income is affected by market conditions for leased containers. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the six-month period ended June 30, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through May 2003 in the amount of $3,260. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2003, the Partnership redeemed 36,393 units for a total dollar amount of $196. The Partnership used cash flow from operating activities to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2003 and 2002 was $3,896 and $2,372, respectively. The increase of $1,524, or 64%, was primarily attributable to the fluctuations in net earnings (loss), adjusted for non-cash transactions, offset by the fluctuations in due from affiliates, net and accounts receivable. Net earnings, adjusted for non-cash transactions, increased primarily due to the increase in rental income and decrease in direct container expenses. These items are discussed more fully in "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as fluctuations in these amounts. Gross accounts receivable decreased $164 during the six-month period ended June 30, 2003 primarily due to the decrease in the average collection period of accounts receivable. The decrease in gross accounts receivable of $496 during the six-month period ended June 30, 2002 was primarily due to the decrease in rental income, offset by the increase in the average collection period of accounts receivable.

At June 30, 2003, the Partnership has committed to purchase 75 new containers at an approximate total purchase price of $157, which includes acquisition fees of $7. At June 30, 2003, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

For the six-month period ended June 30, 2003, net cash used in investing activities (the purchase and sale of containers) was $454 compared to net cash provided by investing activities of $1,175 for the comparable period in 2002. The decrease of $1,629 was due to the decrease in proceeds from container sales and the increase in cash used for container purchases. Although the Partnership purchased fewer containers, cash used for container purchases increased. The increase was primarily due to timing differences in the accrual and payment of these purchases. Proceeds from container sales decreased primarily due to the Partnership selling fewer containers during the six-month period ended June 30, 2003 than in the same period in 2002. Although average container sales prices increased slightly between the periods for the Partnership, in general, average sales prices received on container sales for other Partnerships managed by TFS continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Some containers were sold in low demand locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Reinvestment is expected to continue until the Partnership begins its liquidation phase, which is estimated to begin in 2004. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. Although the Partnership had cash from operations available to reinvest in additional containers during the six-month period ended June 30, 2003, there was no cash from operations available to reinvest in additional containers during the years ended December 31, 2002 and 2001. The amount of sales proceeds will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

Both cash from operations available for reinvestment and sales proceeds have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment has affected the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container, and the majority of cash available for reinvestment is from sales proceeds.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                        2003             2002
                                                        ----             ----

          Beginning container fleet...............    28,024           31,411
          Ending container fleet..................    27,732           29,779
          Average container fleet.................    27,878           30,595

The average container fleet decreased 9% from the six-month period ended June 30, 2002 to the comparable period in 2002, primarily due to sales of containers. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. The rate of decline in average fleet size may fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during each period.

As noted, above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 81% and 54% on average during the six-month periods ended June 30, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At June 30, 2003 and 2002, utilization was 84% and 65%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                   2003               2002
                                                   ----               ----

         Americas                                 2,491              2,963
         Europe                                     846              1,578
         Asia                                     1,081              5,788
         Other                                      124                150
                                                  -----             ------

             Total off-lease containers           4,542             10,479
                                                  =====             ======

At June 30, 2003 approximately 5% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 10% between the periods. Average rental rates declined under both master and long term leases, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers are on lease under long term leases. At June 30, 2003 and 2002, 34% and 33%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2003 and 2002.

The Partnership's income (loss) from operations for the six-month periods ended June 30, 2003 and 2002 was $9 and ($3,102), respectively, on rental income of $6,710 and $5,274, respectively. The increase in rental income of $1,436, or 27%, from the six-month period ended June 30, 2002 to the comparable period in 2003 was attributable to increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $1,268, or 29%, primarily due to an increase in the average on-hire utilization of 50%, offset by the decreases in average rental rates of 10% and average fleet size of 9%.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, and then improved slightly during the second quarter of 2003. Rental rates also declined slightly in 2003 primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months as the peak-shipping season begins. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Although demand for leased containers improved, the trade imbalance between Asia and the Americas continues. As a result, a large portion of the Partnership's off-lease containers are located in low demand locations in the Americas as detailed in the above chart. For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision is made to sell containers, the Partnership writes down the value of these specifically identified containers when the carrying value was greater than the container's estimated net realizable value, which is based on recent sales prices less cost of sales. Although the average sales price for containers sold by the Partnership increased between the periods, the average sales prices for containers sold by other Partnerships managed by the General Partners have decreased. The decrease is primarily due to a surplus of used containers available for sale.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2003, other rental income was $1,002, an increase of $168 from the equivalent period in 2002. The increase was primarily due to increases in DPP and location income of $119 and $77, offset by the decrease in handling income of $52. DPP income increased primarily due to an increase in the number of containers covered under DPP. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations, offset by the decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased primarily due to the decline in container movement.

Direct container expenses decreased $640, or 29% from the six-month period ended June 30, 2002, to the same period in 2003. The decrease was primarily due to a decrease in storage expense of $941, offset by an increase in repositioning expense of $233. Storage expense decreased primarily due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning cost due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer average repositioning moves.

Bad debt expense (benefit) was $66 and ($6) for the six-month periods ended June 30, 2003 and 2002, respectively. Fluctuations in bad debt expense (benefit) reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the six-month period ended June 30, 2003 reflects a higher reserve requirement from December 31, 2002. The benefit recorded during the six-month period ended June 30, 2002 reflects a lower reserve requirement from December 31, 2001.

Depreciation expense increased $719, or 24% from the six-month period ended June 30, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below, offset by the decrease in average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the six-month period ended June 30, 2003 was an increase to depreciation expense of $1,145. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $219 and $1,302, respectively, on 340 and 1,619 containers identified for sale and requiring a reserve. Additionally, during the six month period ended June 30, 2003, the Partnership reclassified 23 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the six-month period ended June 30, 2002. At June 30, 2003 and 2002, the net book value of the 195 and 1,039 containers identified for sale was $175 and $914, respectively.

The Partnership sold 368 previously written down containers for a loss of $40 during the six-month period ended June 30, 2003 and sold 1,435 previously written down containers for a loss of $150 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $43 and $650 during the six-month periods ended June 30, 2003 and 2002, respectively.

As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates increased $91, or 18%, from the six-month period ended June 30, 2002 to the comparable period in 2003 due to an increase in equipment management fees, offset by a decrease in incentive management fees. Equipment management fees increased due to the increase in rental income, upon which these fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees decreased primarily due to decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $24, or 7%, from the six-month period ended June 30, 2002 to the same period in 2003 due to decreases in the allocation of overhead costs from TEM and TFS. The allocation of overhead costs from TEM decreased as the Partnership represented a smaller portion of the total fleet managed by TEM. The allocation of overhead from TFS decreased primarily due to the decrease in total overhead costs incurred and allocated by TFS.

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

Other general and administrative costs decreased $84 from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers decreased $717 from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to the decrease in the number of containers sold and a decrease in the average loss per container.

Net loss per limited partnership unit decreased from $0.46 to $0.00 from the six-month period ended June 30, 2002 to the equivalent period in 2003, respectively, reflecting the decrease in net loss allocated to limited partners from $3,117 to $13, respectively. The allocation of net earnings (loss) for the six-month periods ended June 30, 2003 and 2002, included a special allocation of gross income to the General Partners of $34 and $66, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2003 and 2002.

The Partnership's loss from operations for the three-month periods ending June 30, 2003 and 2002 was $132 and $1,003, respectively, on rental income of $3,305 and $2,632, respectively. The increase in rental income of $673, or 26%, from the three-month period ended June 30, 2002 to the comparable period in 2003 was attributable to increases in container rental income and other rental income. Income from container rentals increased $617, or 27%, primarily due to an increase in average on-hire utilization of 44%, partially offset by the decreases in average rental rates of 7% and average container fleet of 6% between the periods.

Other rental income was $444 for the three-month period ended June 30, 2003, an increase of $56 from the equivalent period in 2002. The increase was primarily due to increases in DPP and location income of $78 and $33, respectively, offset by the decrease in handling income of $55. DPP income increased primarily due an increase in the number of containers covered under DPP. Location income increased primarily due to the increase in charges to lessees for dropping off containers in certain locations and the increase in charges to one lessee who required containers to be delivered to specific locations. Handling income decreased primarily due to the decline in container movement.

Direct container expenses decreased $322, or 28%, from the three-month period ended June 30, 2002, to the same period in 2003. The decrease was primarily due to a decrease in storage expense of $426, offset by increases in DPP and repositioning expenses of $62 and $50, respectively. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage costs per container. DPP expense increased due to increases in the average DPP repair cost per container and in the number of containers covered under DPP. Repositioning expense increased primarily due to an increase in the average repositioning costs due to longer average repositioning moves.

Bad debt expense (benefit) was $56 and ($13) for the three-month periods ended June 30, 2003 and 2002, respectively. The expense recorded during the three-month period ended June 30, 2003, reflects a higher reserve requirement, after deductions had been taken against the reserve from March 31, 2003. The benefit recorded during the three-month period ended June 30, 2002, reflects a lower reserve requirement, after deductions had been taken, from March 31, 2002.

Depreciation expense increased $333, or 22%, from the three-month period ended June 30, 2002 to the comparable period in 2003 primarily due to the changes in estimated salvage values used to calculate depreciation noted above, offset by the decrease in average fleet size noted above. The effect of this change for the three-month period ended June 30, 2003 was an increase to depreciation expense of $573.

During the three-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $83 and $367, respectively, on 158 and 550 containers identified for sale and requiring a reserve. During the three-month period ended June 30, 2003, the Partnership sold 229 previously written down containers for a loss of $31 and sold 805 previously written down containers for a loss of $93 during the same period in 2002. During the three-month periods ended June 30, 2003 and 2002, the Partnership also sold containers that had not been written down and recorded losses of $106 and $23, respectively.

Management fees to affiliates increased $46, or 18%, from the three-month period ended June 30, 2002 to the comparable period in 2003, primarily due to an increase in equipment management fees. Equipment management fees increased due to the increase in rental income and were 7% of rental income for both periods.

General and administrative costs to affiliates decreased $13, or 8%, from the three-month period ended June 30, 2002 to the same period in 2003 due to decreases in the allocation of overhead costs from TEM and TFS. The allocation of overhead costs from TEM decreased as the Partnership represented a smaller portion of the total fleet managed by TEM. The allocation of overhead from TFS decreased primarily due to the decrease in the total overhead costs incurred and allocated by TFS.

Other general and administrative costs decreased $42 from the three-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers increased $21 from the three-month period ended June 30, 2002 to the same period in 2003. Although the Partnership sold fewer containers during the three-month period ended June 30, 2003, the average loss incurred on these sales increased, resulting in the increase in loss on container sales between the periods.

Net loss per limited partnership unit decreased from $0.15 to $0.02 from the three-month period ended June 30, 2002 to the equivalent period in 2003, respectively, reflecting the decrease in net loss allocated to limited partners from $1,010 to $144, respectively. The allocation of loss for the three-month periods ended June 30, 2003 and 2002, included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing therefore, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.



Part II

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


                           TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                           A California Limited Partnership

                           By Textainer Financial Services Corporation
                           The Managing General Partner



                           By _____________________________________________
                              Ernest J. Furtado
                              Chief Financial Officer


Date:  August 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      August 12, 2003
John A. Maccarone

Part II

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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

 TEXTAINER  EQUIPMENT INCOME FUND IV, L.P.
                            A California Limited Partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner



                            By /s/Ernest J. Furtado
                               ________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer


Date:  August 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
_________________________________        Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary



/s/John A. Maccarone
________________________________         President                                      August 12, 2003
John A. Maccarone


                                  EXHIBIT 31.1


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund IV, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

               a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003

                                        /s/ John A. Maccarone
                                            ______________________________
                                            John A. Maccarone
                                            President and Director of TFS

                                  EXHIBIT 31.2


CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund IV, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

               a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003

                            /s/ Ernest J. Furtado
                                __________________________________
                                Ernest J. Furtado
                                Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                               By  /s/ John A. Maccarone
                                   _____________________________________
                                   John A. Maccarone
                                   President and Director of TFS




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                          By  /s/ Ernest J. Furtado
                              _________________________________________________
                              Ernest J. Furtado
                              Chief Financial Officer, Senior Vice President, Secretary and Director of TFS





A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.