Form 10-Q
period 2004-03-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2004-05-13
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108



May 12, 2004

Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2004.

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


                  For the quarterly period ended March 31, 2004


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2004

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I   Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - March 31, 2004
          and December 31, 2003.............................................................................    3


          Statements of Operations for the three months
          ended March 31, 2004 and 2003.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2004 and 2003.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2004 and 2003.....................................................................    6


          Notes to Financial Statements ....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   13


    Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................   23


    Item 4.    Controls and Procedures......................................................................   24


Part II   Other Information


    Item 2(e). Partnership Purchases of Limited Partner Units...............................................   24


    Item 6.    Exhibits and Reports on Form 8K..............................................................   25



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2004 and December 31, 2003
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                2004                    2003
                                                                          ----------------        ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $49,204 (2003:  $51,001) (note 4)                      $        31,275         $        34,518
Cash                                                                                2,831                   1,845
Accounts receivable, net of allowance for doubtful
   accounts of $234 (2003:  $208)                                                   3,104                   3,219
Due from affiliates, net (note 2)                                                     531                     338
Prepaid expenses                                                                       26                      42
                                                                          ----------------        ----------------

                                                                          $        37,767         $        39,962
                                                                          ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $           306         $           303
   Accrued liabilities                                                                260                     385
   Accrued damage protection plan costs                                               448                     435
   Warranty claims                                                                    155                     170
   Deferred quarterly distributions                                                    89                      86
   Container purchases payable                                                          -                     292
                                                                          ----------------        ----------------

      Total liabilities                                                             1,258                   1,671
                                                                          ----------------        ----------------

Partners' capital:
   General partners                                                                     -                       -
   Limited partners                                                                36,509                  38,291
                                                                          ----------------        ----------------

      Total partners' capital                                                      36,509                  38,291
                                                                          ----------------        ----------------


                                                                          $        37,767         $        39,962
                                                                          ================        ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                             2004                2003
                                                                       ----------------    ----------------
Rental income                                                          $         3,213     $         3,406
                                                                       ----------------    ----------------

Costs and expenses:
   Direct container expenses                                                       637                 728
   Bad debt expense                                                                 26                  11
   Depreciation (note 4)                                                         1,872               1,937
   Write-down of containers (note 4)                                               108                 135
   Professional fees                                                                10                   8
   Management fees to affiliates (note 2)                                          291                 301
   General and administrative costs to affiliates (note 2)                         145                 164
   Other general and administrative costs                                           34                  33
   Loss (gain) on sale of containers (note 4)                                      119                 (53)
                                                                       ----------------    ----------------

                                                                                 3,242               3,264
                                                                       ----------------    ----------------

  (Loss) income from operations                                                    (29)                142
                                                                       ----------------    ----------------

   Interest income                                                                   4                   6
                                                                       ----------------    ----------------

   Net (loss) earnings                                                 $           (25)    $           148
                                                                       ================    ================

Allocation of net (loss) earnings (note 2):
   General partners                                                    $            16     $            17
   Limited partners                                                                (41)                131
                                                                       ----------------    ----------------

                                                                       $           (25)    $           148
                                                                       ================    ================
Limited partners' per unit share
   of net (loss) earnings                                              $         (0.01)    $          0.02
                                                                       ================    ================

Limited partners' per unit share
   of distributions                                                    $          0.25     $          0.25
                                                                       ================    ================

Weighted average number of limited
   partnership units outstanding                                             6,466,521           6,513,955
                                                                       ================    ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                     Partners' Capital
                                                                 ---------------------------------------------------------
                                                                     General             Limited               Total
                                                                 ----------------    ----------------     ----------------
Balances at January 1, 2003                                      $             -     $        45,729      $        45,729

Distributions                                                                (17)             (1,631)              (1,648)

Redemptions (note 5)                                                           -                (196)                (196)

Net earnings                                                                  17                 131                  148
                                                                 ----------------    ----------------     ----------------

Balances at March 31, 2003                                       $             -     $        44,033      $        44,033
                                                                 ================    ================     ================

Balances at January 1, 2004                                      $             -     $        38,291      $        38,291

Distributions                                                                (16)             (1,619)              (1,635)

Redemptions (note 5)                                                           -                (122)                (122)

Net earnings (loss)                                                           16                 (41)                 (25)
                                                                 ----------------    ----------------     ----------------

Balances at March 31, 2004                                       $             -     $        36,509      $        36,509
                                                                 ================    ================     ================



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                           2004              2003
                                                                                     ----------------  ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                               $           (25)  $           148
   Adjustments to reconcile net (loss) earnings to
      net cash provided by operating activities:
       Depreciation (note 4)                                                                   1,872             1,937
       Write-down of containers (note 4)                                                         108               135
       Increase (decrease) in allowance for doubtful accounts                                     26               (29)
       Loss (gain) on sale of containers                                                         119               (53)
       (Increase) decrease in assets:
            Accounts receivable                                                                  113                (6)
            Due from affiliates, net                                                            (241)             (348)
            Prepaid expenses                                                                      16                27
       (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                            (122)                -
            Accrued damage protection plan costs                                                  13                 2
            Warranty claims                                                                      (15)              (16)
                                                                                     ----------------  ----------------


               Net cash provided by operating activities                                       1,864             1,797
                                                                                     ----------------  ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                            1,194               467
   Container purchases                                                                          (318)             (139)
                                                                                     ----------------  ----------------

              Net cash provided by investing activities                                          876               328
                                                                                     ----------------  ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                    (122)             (196)
    Distributions to partners                                                                 (1,632)           (1,645)
                                                                                     ----------------  ----------------

               Net cash used in financing activities                                          (1,754)           (1,841)
                                                                                     ----------------  ----------------

Net increase in cash                                                                             986               284

Cash at beginning of period                                                                    1,845             2,339
                                                                                     ----------------  ----------------

Cash at end of period                                                                $         2,831   $         2,623
                                                                                     ================  ================



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2004 and 2003, and December 31, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003.

                                                               Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                2004           2003           2003           2002
                                                             -----------    -----------    -----------    -----------
Container purchases included in:
     Due to affiliates..............................              $  1         $  1         $   60           $  -
     Container purchases payable....................                 -          292          1,072              -

Distributions to partners included in:
     Due to affiliates..............................                 6            6              6              5
     Deferred quarterly distributions...............                89           86             85             83

Proceeds from sale of containers included in:
     Due from affiliates............................               800          848            240            318

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003.


                                                                                              2004           2003
                                                                                              ----           ----

Container purchases recorded.........................................                       $   26         $1,271
Container purchases paid.............................................                          318            139

Distributions to partners declared...................................                        1,635          1,648
Distributions to partners paid.......................................                        1,632          1,645

Proceeds from sale of containers recorded............................                        1,146            389
Proceeds from sale of containers received............................                        1,194            467

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers transferred during the three- month periods ended March 31, 2004 and 2003 were $24 and $2, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund IV, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1991. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     In March 2004, the Partnership ceased purchasing containers and in April 2004, the Partnership began its liquidation phase. This phase may last up to six or more years. The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2004 and December 31, 2003 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2004 and 2003, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2003, in the Annual Report filed on Form 10-K.

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

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2004 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee, and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. During the three-month periods ended March 31, 2004 and 2003, the Partnership capitalized $1 and $60 of acquisition fees, respectively. The Partnership incurred $66 and $64 of incentive management fees during the three-month periods ended March 31, 2004 and 2003, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2004 and December 31, 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to master operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $225 and $237 for the three-month periods ended March 31, 2004 and 2003, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2004 and 2003 were as follows:


                                                       2004         2003
                                                       ----         ----

               Salaries                                $ 93         $ 88
               Other                                     52           76
                                                        ---          ---
                 Total general and
                    administrative costs               $145         $164
                                                        ===          ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2004 and 2003:

                                                       2004         2003
                                                       ----         ----

               TEM                                     $120         $143
               TFS                                       25           21
                                                        ---          ---
                 Total general and
                    administrative costs               $145         $164
                                                        ===          ===

     At March 31, 2004 and December 31, 2003, due from affiliates, net was comprised of:

                                                            2004      2003
                                                            ----      ----
             Due from affiliates:
                      Due from TEM.................         $632      $419
                                                             ---       ---

             Due to affiliates:
                      Due to TL....................            1         1
                      Due to TCC...................           34         9
                      Due to TFS...................           66        71
                                                             ---       ---
                                                             101        81
                                                             ---       ---

                 Due from affiliates, net                   $531      $338
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2004 and 2003:


                                                   2004            2003
                                                   ----            ----

     On-lease under master leases                13,893          16,050
     On-lease under long-term leases              9,121           6,899
                                                 ------          ------

         Total on-lease containers               23,014          22,949
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2004 and 2003 approximately 9% and 5%, respectively, of the Partnership's off-lease containers had been specifically identified as for sale and are carried at lower of cost or estimated disposal proceeds.

Note 4.  Container Rental Equipment

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2004 and 2003 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the three-month periods ended March 31, 2004 and 2003, the Partnership recorded write-down expenses of $108 and $135, respectively, on 486 and 182 containers identified for sale and requiring a reserve. At March 31, 2004 and 2003, the net book value of the 233 and 281 containers identified as for sale was $189 and $256, respectively. These containers are included in container rental equipment in the balance sheets.

     The Partnership sold 574 and 139 of these previously written down containers for a gain of $1 and a loss of $9 during the three-month periods ended March 31, 2004 and 2003, respectively.

     The Partnership also sold containers that had not been written down and recorded a loss of $120 and a gain of $62 during the three-month periods ended March 31, 2004 and 2003, respectively.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2004 and 2003:

                                                           Units                Average
                                                          Redeemed          Redemption Price          Amount Paid
                                                          --------          ----------------          -----------

     Total  Partnership  redemptions as of
       December 31, 2002........................          295,555               $7.33                   $2,165

     Three-month period ended:
       March 31, 2003...........................           36,393               $5.39                      196
                                                          -------                                        -----

     Total Partnership redemptions as of
       March 31, 2003...........................          331,948               $7.11                   $2,361
                                                          =======                                        =====



     Total  Partnership  redemptions as of
       December 31, 2003........................          354,358               $6.98                   $2,473

     Three-month period ended:
       March 31, 2004...........................           25,023               $4.88                      122
                                                          -------                                        -----

     Total Partnership redemptions as of
       March 31, 2004...........................          379,381               $6.84                   $2,595
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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2004 and 2003. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Introduction

The Partnership is a finite-life entity whose principal business is to own a fleet of containers for lease to the international shipping industry. The Partnership's revenues come primarily from the rental income generated by leased containers and, to a smaller extent, from services related to rental income, such as handling charges paid by lessees. The Partnership's revenues are, therefore, dependent on demand for leased containers. Demand for leased containers drives not only the percentage of the Partnership's containers that are on lease (utilization), but also, to a certain extent, the rental rates the Partnership can charge under its leases. When demand declines, utilization falls, and the Partnership has fewer containers on lease, often earning less revenue, and more containers off-lease incurring storage expense. In times of reduced demand, then, the Partnership has higher expenses and may have to reduce revenues further by offering lessees incentives such as free rental periods or credits. Conversely, in times of increased demand, rental revenues increase because the Partnership has more containers on lease, rental rates sometimes rise, and expenses will drop because the Partnership no longer incurs as many charges to store or reposition off-lease containers. The General Partners try at all times to take advantage of the opportunities created by different levels of demand for leased containers, either by changing services, lease terms or lease rates offered to customers or by concentrating on different geographic markets.

Demand for containers is driven by many factors, including the overall volume of worldwide shipping, the number of containers manufactured, the number of containers available for lease in specific locations and the capacity of the worldwide shipping industry to transport containers on its existing ships. Since many of the Partnership's customers are shipping lines that also own their own containers, the price and availability of new containers directly affects demand for leased containers. If shipping lines have the cash or financing to buy containers and find that alternative attractive, demand for leased containers will fall. Current demand and related market conditions for containers are discussed below under "Results of Operations: Current Market Conditions for Leased Containers." Competition for shipping lines' business has increased in recent years due to operational consolidations among shipping lines and the entry of new leasing companies that compete with entities like the Partnership. This competition has generally driven down rental rates and allowed shipping lines to obtain other favorable lease terms.

The Partnership also recognizes gains and losses from the sale of its containers. Containers are generally sold either at the end of their useful life, or when an economic analysis indicates that it would be more profitable to sell a container rather than to continue to own it. An example of the latter would be when re-leasing a container might be relatively expensive, either because of expenses required to repair the container or to reposition the container to a location where the container could be readily leased.

The Partnership's containers are primarily sold to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership receives proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and sales prices for certain types of containers have increased slightly in the first part of 2004.

The Partnership's operations and financial results are also affected by the price of new containers. The price for new containers fell from 1995 through 2003. This decrease significantly depressed rental rates. This decrease has also caused the Partnership to evaluate the carrying cost of its container fleet, and has resulted in write-downs of some containers the Partnership has decided to sell. These matters are discussed in detail below under the caption "Other Income and Expenses: Write Down of Certain Containers Identified for Sale." The decrease in new container prices has worked to the Partnership's advantage though, when, from time to time, the Partnership has bought new containers. New containers are bought primarily with a portion of the proceeds received from the sale of containers. In the discussion below, this process is referred to as reinvestment in containers. Even with the advantage of lower prices for new containers, reinvestment has replaced only a portion of the containers sold, resulting in a container fleet that has been getting smaller over time.

The Partnership is no longer reinvesting in new containers. In April, 2004 the Partnership began its liquidation phase, which means that the Partnership no longer seeks to replenish its container fleet by buying new containers. During this phase, the Partnership will either (i) sell its remaining container fleet to an institutional investor, who would continue to lease the containers or (ii) sell containers gradually to wholesalers when the containers are at or near the end of their useful life, or when they come off-lease and a sale seems to offer a better overall yield than continued operation. The choice of liquidation options is based on which option is believed to better enhance the overall economic return to investors.

Over the past several years, the price that institutional investors would have been willing to pay for a fleet of used containers has been too low in comparison to the estimated economic benefit of continuing to lease the containers. As a result, the liquidation phase has been longer, rather than shorter for other liquidating Partnerships managed by the General Partners. The liquidation phase can take up to six or more years.

During the first part of 2004, new container prices have significantly increased due to a worldwide shortage of steel, which has resulted in limited availability of new containers. Although the Partnership stopped purchasing containers in March 2004, the increase in new container prices and the limited availability of new containers has improved demand for used containers. See "Results of
Operations: Current Market Conditions for Leased Containers" for a further discussion.

Liquidity and Capital Resources

Historical

From May 1, 1992 until April 30, 1994, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5 on June 11, 1992 and on April 30, 1994 the Partnership had received a total subscription amount of $136,918.

General

Now that the Partnership is in its liquidation phase, the Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

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

Cash from Operations

Net cash provided by operating activities for the three-month periods ended March 31, 2004 and 2003 was $1,864 and $1,797, respectively. The increase of $67, or 4%, was primarily attributable to the fluctuations in gross accounts receivable and due from affiliates, net. The increase was offset by the fluctuations in accounts payable and accrued liabilities and net earnings, adjusted for non-cash transactions. The decrease in gross accounts receivable of $113 during the three-month period ended March 31, 2004 was primarily due to the decrease in rental income. Gross accounts receivable increased $6 during the same period in 2003. Fluctuations in due from affiliates, net, between the periods resulted from timing differences in the payment of expenses and fees and and the remittance of net rental revenues , as well as in fluctuations in these amounts. The fluctuations in accounts payable and accrued liabilities resulted from timing differences in the payment of expenses and fees, as well as in fluctuations in these amounts. Net earnings, adjusted for non-cash transactions, declined primarily due to the decrease in rental income, which is discussed more fully under "Results of Operations."

Cash from Sale of Containers

Current Uses: For the three-month periods ended March 31, 2004 and 2003, cash provided by investing activities (the sale of containers) was $1,194 and $467. The increase of $727, or 156%, was primarily due to the increase in the number of containers sold during the three-month period ended March 31, 2004, compared to the equivalent period in 2003. The Partnership primarily sells containers when they come off-lease, and an analysis indicates that the container should be sold. Fluctuations between periods in the number of containers sold and the sale price reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease. See "Effect of Container Sales on Future Cash Flows" below.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be released. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization in the first quarter of 2004 and recent increases in demand have resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." The decline in the number of containers identified for sale has caused the average sales price of used containers to increase slightly in the first quarter of 2004.

Effect of Container Sales on Future Cash Flows: The number of containers sold both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners. As the Partnership has begun its liquidation phase, sales of containers will permanently reduce the Partnership's container fleet. Fewer containers will be available for lease and for the generation of rental income. The limited and general partners will, however, receive more distributions from sales proceeds, since these proceeds will no longer be used for reinvestment. As the container fleet diminishes over the course of the liquidation phase, distributions are expected to decline, as cash from operations and cash from sales proceeds decrease along with the fleet.

Uses of Cash

Cash from operations is primarily used to pay distributions to partners and redeem limited partnership units. Prior to April, 2004, the start of the liquidation phase, cash from operations was also used to purchase containers. The largest source of funds for the purchase of new containers (or reinvestment) was the proceeds from the sale of the Partnership's containers. The number of containers sold and the average sales price affected how much the Partnership reinvested in new containers.

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

Distributions: Limited partners were receiving monthly distributions in an annualized amount equal to 5% of their original investment during the first quarter of 2004. During the three-month period ended March 31, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through February 2004, in the amount of $1,619. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, all of these distributions were a return of capital.

Capital Commitments:  Container purchases

For the  three-month  periods  ended  March  31,  2004 and  2003,  cash  used in investing activities (the purchase of containers) was $318 and $139, respectively. The increase of $179 was primarily due to the Partnership paying for 2003 purchases in 2004. Fluctuations between the periods in the number of containers purchased reflect (i) the amount of cash available to purchase containers; (ii) demand for leasing new containers; (iii) the type of container purchased and (iv) the purchase price of the container.

At March 31, 2004, the Partnership had no commitments to purchase containers.

Capital Commitments:  Redemptions

During the three-month period ended March 31, 2004, the Partnership redeemed 25,023 units for a total dollar amount of $122. The Partnership used cash flows from operations to pay for the redeemed units.

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

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the three-month periods ended March 31, 2004 and 2003:

                                                  2004        2003
                                                  ----        ----

         Beginning container fleet.........     26,922      28,024
         Ending container fleet............     25,535      28,355
         Average container fleet...........     26,229      28,190


The average container fleet decreased 7% from the three-month period ended March 31, 2003 to the same period in 2004, primarily due to sales of containers. The decline in the container fleet resulted in lower rental income. An overall decline in rental income is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 85% and 81% on average during the three-month periods ended March 31, 2004 and 2003, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2004 and 2003, utilization was 90%, and 81%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                   2004           2003
                                                   ----           ----

        Americas                                    958          2,604
        Europe                                      387          1,195
        Asia                                      1,111          1,457
        Other                                        65            150
                                                  -----          -----
        Total off-lease containers                2,521          5,406
                                                  =====          =====

At March 31, 2004 and 2003 approximately 9% and 5%, respectively, of the Partnership's off-lease containers had been specifically identified as for sale.

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 7 % from the three-month period ended March 31, 2003 compared to the same period in 2004, primarily due to the decline in long term lease rates. The decline in average rental rates under master leases between the periods was minor. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2004 and 2003, 40% and 30%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2004 and 2003:


                                                    2004             2003
                                                    ----             ----

        (Loss) income from operations            ($   29)          $  142
        Rental income                             $3,213           $3,406
        Percent change from previous
        year in
           Utilization                                5%             59%
           Average container fleet size              (7%)           ( 8%)
           Average rental rates                      (7%)           (11%)

The Partnership's rental income decreased $193, or 6%, from the three-month period ended March 31, 2003 to the comparable period in 2004. The decrease was due to a decrease in income from container rentals, and was partially offset by an increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $225, or 8%, from the three-month period ended March 31, 2003 to the same period in 2004 primarily due to decreases in average container fleet and rental rates, offset by the increase in utilization as detailed in the above table.

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March and has remained strong through the beginning of May. Additionally, the recent increases in new container prices have caused lease rates to stabilize and even increase for new long term leases. The General Partners are cautiously optimistic that current utilization levels can be maintained during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in decreases in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these low demand locations has decreased, as lessees have returned fewer containers to these lower demand locations and have also leased containers from some of these locations. In recent years, market conditions in these low demand locations have driven some sales of off-lease containers. These sales resulted from the high cost of repositioning containers from these areas. Before incurring high repositioning costs, the Partnership generally weighs those costs against the expected future rental stream from a container. If the repositioning costs are too high when compared to the anticipated future rental revenues, the container will be identified for sale, rather than repositioned. Older containers, in particular, have been identified as for sale in low demand locations because their expected future rental stream is reduced by their shorter remaining marine life and by the shipping lines' preference for newer containers. The Partnership anticipates that some sales will still occur in low demand locations, but expects fewer sales now that fewer containers are off-lease in these locations. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

Other Income and Expenses

The following is a discussion of other income earned and expenses incurred by the Partnership:

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

For the three-month period ended March 31, 2004, other rental income was $590, an increase of $32 from the equivalent period in 2003. The increase in other rental income was primarily due to an increase in DPP income of $48, offset by decreases in location and handling income of $9 and $7, respectively.

Direct Container Expenses

Direct container expenses decreased $91, or 13%, from the three-month period ended March 31, 2003 to the equivalent period in 2004. The decrease was primarily due to declines in repositioning and storage expenses of $75 and $43, respectively, offset by an increase in insurance expense of $28.

The decline in repositioning expenses was due to a decline in the number of containers repositioned and a lower average repositioning cost per container. Storage expense decreased due to the decline in the average fleet size and increase in utilization noted above. The decline was partially offset by an increase in the average storage cost per container. The increase in insurance expense was primarily due to a premium credit received and recorded during the three-month period ended March 31, 2003.

Bad Debt Expense

Bad debt expense was $26 and $11 for the three-month periods ended March 31, 2004 and 2003, respectively. Fluctuations in bad debt expense reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expenses recorded during the three-month periods ended March 31, 2004 and 2003 reflect a higher reserve estimate, after deductions had been taken against the reserve, from December 31, 2003 and 2002.

Depreciation Expense

Depreciation expense decreased $65, or 3%, from the three-month period ended March 31, 2003 to the comparable period in 2004 primarily due to the decline in the average fleet size. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and Estimates: Container Depreciation Estimates."

Write Down of Certain Containers Identified for Sale

New container prices steadily declined from 1995 through 1999 and remained low through 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2004 and 2003 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell.

Write-down expense decreased $27, or 20%, from the three-month period ended March 31, 2003 to the comparable period in 2004. Although the number of units written down increased between the periods, the average required write down was lower.

Gain and Loss on Sale of Containers

The following details the gain and loss on the sale of containers for the three-month periods ended March 31, 2004 and 2003:

                                                        2004         2003
                                                        ----         ----

        Gain (loss) on written-down containers         $   1          $(9)
        (Loss) gain on other containers                 (120)          62
                                                        ----           --
        Total (loss) gain on container sales           $(119)         $53
                                                        ====           ==

The Partnership recorded a gain on the sale of written down containers for the three-month period ended March 31, 2004 as the actual sales proceeds received were slightly greater than the estimated sales proceeds used to determine the write-down amount. The loss recorded during the comparable period in 2003, was due to actual sales proceeds that were lower than the estimated sales proceeds used to determine the write-down. See "Critical Accounting Policies and Estimates" below.

As the Partnership determines the number of containers identified for sale and the related write-down amount on a monthly basis, some containers are sold before they are written down. The (loss) gain on these containers is referred to in the table above as "(Loss) gain on other containers." The amount of (loss) gain on the sale of these other containers has fluctuated due to the specific conditions of the containers sold, the types of container sold, the locations where the containers were sold and their net book value, rather than any identifiable trend. Container sales prices appear to have stabilized and have increased slightly in the first quarter of 2004, after declining for the past several years.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the three-month periods ended March 31, 2004 and 2003:

                                                     2004            2003
                                                     ----            ----

        Equipment management fees                    $225            $237
        Incentive management fees                      66              64
                                                      ---             ---
          Management fees to affiliates              $291            $301
                                                      ===             ===

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for both the three-month periods ended March 31, 2004 and 2003. Fluctuations in incentive management fees between the periods were primarily due to fluctuations in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $19, or 12%, from the three-month period ended March 31, 2003 to the same period in 2004. This decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other general and administrative costs were comparable at $34 and $33 for the three-month periods ended March 31, 2004 and 2003, respectively.

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

The Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and to reimburse the General Partners for expenses incurred by them and other service providers. For the amount of fees and reimbursements made to the General Partners for the three-month periods ended March 31, 2004 and 2003, see Note 2 to the Financial Statements in Item 1. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Operations in
Item 1.

Net Earnings or Loss per Limited Partnership Unit

                                                       2004           2003
                                                       ----           ----
        Net (loss) earnings per limited
          partnership unit                           ($0.01)         $0.02
        Net (loss) earnings allocated
          to limited partners                        ($  41)         $ 131

Net (loss) earnings per limited partnership unit fluctuates based on fluctuations in net (loss) earnings allocated to limited partners as detailed above. The allocation of net (loss) earnings for the three-month periods ended March 31, 2004 and 2003 included a special allocation of gross earnings to the General Partners of $19 and $16, respectively, in accordance with the Partnership Agreement.

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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 5% to 8% and has averaged approximately 7% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

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

In determining estimated fair value for a container identified for sale, the current estimated sales price for the container, less estimated cost to sell, is compared to its recorded value. This recorded value has been found to be higher than the estimated sales price, less cost to sell, for some containers and these containers have been written down. See "Write Down of Certain Containers Identified for Sale" above. The Partnership has, however, recorded some losses on the sale of these previously written-down containers. Losses were recorded because the estimated sales price was higher than the actual sales price realized. Estimated sales prices are difficult to predict, and management's estimates proved too high in these cases. See "Gain and Loss on Sale of Containers" above.

The Partnership will continue to monitor the recoverability of its containers. If actual market conditions for leased containers are less favorable than those projected, if actual sales prices are lower than those estimated by the Partnership, or if the estimated useful lives of the Partnership's containers are shortened, additional write-downs may be required and/or losses may be incurred. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the three-month period ended March 31, 2004, approximately 8% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.


Item 4.   Controls and Procedures.

Based on an evaluation of the Partnership's  disclosure  controls and procedures
(as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's last fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.

Part II

Item 2(e).   Partnership Purchases of Limited Partner Units.

--------------------------------------------------------------------------------------------------
                                                           Total number of           Maximum
                                                           units purchased       number of units
                                                             as part of          that may yet be
                                                              publicly             purchased
                          Total number      Average           announced             under the
                            of units       price paid         redemption           redemption
      Period               purchased (1)    per unit           program             program (2)
--------------------------------------------------------------------------------------------------

January 1 to
    January 31, 2004         25,023           $4.88             25,023                  N/A

    Total (3)

--------------------------------------------------------------------------------------------------

(1) These units are purchased as part of the limited partnership's redemption program and the first redemption offering was announced in August 1995. Redemptions are held from time to time to give limited partners the opportunity to sell their units to the Partnership at a price established by formula. Limited partners are notified of each regular redemption offer in the Partnership's quarterly or annual investor report. No units were purchased by the Partnership other than through the Partnership's publicly announced redemption program.

(2)       The redemption program is subject to the following limitation.  It has no  expiration  date,  but  redemption  offers  are made only when the
          Partnership has cash available to make redemptions.  Under the limited partnership agreement, redemptions are further subject to the Managing
          General  Partner's  good  faith  determination  that  payment  for the redeemed  units  will not (i) cause the  Partnership  to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance  with its  distribution  policy.  The  limited  partnership agreement  further  provides  that  up  to  2%  of  the  Partnership's outstanding units may be redeemed each year, although the 2% limit may
          be  exceeded  at  the  Managing  General  Partner's  discretion.   For
          information  about units redeemed in prior  periods,  see notes to the
          Financial Statements.

(3) In the first quarter, units were purchased only in January, so the January amounts represent the total for the quarter.

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


                      TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                      A California Limited Partnership
                      By Textainer Financial Services Corporation
                      The Managing General Partner



                      By
                        _________________________________
                        Ernest J. Furtado
                        Chief Financial Officer


Date:  May 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date




_______________________                  Chief Financial Officer, Senior                May 12, 2004
Ernest J. Furtado                        Vice President and Secretary





_______________________                  President                                      May 12, 2004
John A. Maccarone





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


                      TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
                      A California Limited Partnership
                      By Textainer Financial Services Corporation
                      The Managing General Partner



                      By /s/Ernest J. Furtado
                         ________________________________
                         Ernest J. Furtado
                         Chief Financial Officer


Date:  May 12, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
_______________________                  Chief Financial Officer, Senior                May 12, 2004
Ernest J. Furtado                        Vice President and Secretary




/s/John A. Maccarone
_______________________                  President                                      May 12, 2004
John A. Maccarone

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

May 12, 2004

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

May 12, 2004

                               /s/ Ernest J. Furtado
                               ________________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 12, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 12, 2004



                                     By  /s/ John A. Maccarone
                                         __________________________________
                                         John A. Maccarone
                                         President and Director of TFS




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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 12, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 12, 2004



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