Form 10-K
period 2004-12-31
TEXTAINER EQUIPMENT INCOME FUND IV L P
filed 2005-03-30
CIK 882288

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 30, 2005


Securities and Exchange Commission
Washington, DC  20549

Ladies & Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund IV, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X
                                              ---

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
         ---------------

Documents Incorporated by Reference

Incorporated into Part I of this report, the information in Item 8.01 in the Registrant's Report on Form 8-K, filed with the Commission on March 22, 2005; Incorporated into Part IV of this report, the Asset Sale Agreement between the Registrant and RFH, Ltd., Appendix A to the Proxy Statement for Special Meeting of Limited Partners, as filed with the Commission under Section 14 of the Securities Exchange Act of 1934 on January 20, 2005; and the Registrant's limited partnership agreement, Exhibit A to the Prospectus as filed with the Commission on April 10, 1992, as supplemented by Post-Effective Amendment No. 3 filed under The Securities Act of 1933 on May 25, 1993 and as supplemented by Supplement No. 8 as filed under Rule 424(b) of the Securities Act of 1933 on March 1, 1994.

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

               In April 2004, the Registrant entered into its liquidation phase. During this phase, the Registrant will no longer add to its container fleet but will instead sell its containers (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. Through December 31, 2004, the Partnership has sold containers only gradually rather than in large transactions. Sales proceeds, after reserves for working capital, will generally be distributed to the Partners.

               The Partnership, along with five other limited partnerships managed by the general partners and their affiliates, has negotiated a sale of substantially all of its assets in one transaction (the "Asset Sale" or the "Proposed Asset Sale") to RFH, Ltd. ("RFH" or the "Buyer"). The Asset Sale was subject to the approval of limited partners holding a majority of the Partnership's limited partnership units at a Special Meeting of the limited partners. On March 21, 2005, the Special Meeting of limited partners was held and the limited partners approved the sale and the Partnership's termination and dissolution. For more information on the meeting and its results, see Item 4 below. On that same date, an Asset Sale Agreement between the Partnership and RFH became binding on the Partnership. As part of this sale transaction, RFH will engage Textainer Equipment Management Limited, one of the general partners, to manage the equipment RFH is buying, pursuant to a management agreement which is more fully disclosed under Item 13 below.

               Although the limited partners have approved the Asset Sale, it is not known whether or not the Asset Sale will close because of two lawsuits filed in March of 2005 and described in Item 3. The Asset Sale Agreement, provides, among other things, that the Buyer is not obligated to close unless specified conditions precedent are satisfied. At least two of those conditions are affected by the lawsuits discussed in Item 3. One of those conditions precedent is that no preliminary or permanent injunction or other order issued by any federal or state court of competent jurisdiction in the United States or by any United States federal or state governmental or regulatory body which restrains, enjoins or otherwise prohibits the transactions contemplated by the Asset Sale Agreement shall be in effect, nor shall any request for any such injunction be pending. The lawsuits do seek such an injunction. Another condition is that the following representation by the Partnership be true in all material respects as of the closing:

                    "There are no actions, suits or proceedings pending, or to Seller's knowledge, threatened, against Seller or the Sale Containers and the other Sold Assets before any court, arbitrator, administrative or governmental body that, if adversely determined, would hinder or prevent Seller's ability to carry out the transactions contemplated by this Agreement or affect the right, title or interest of Seller in the Sale Containers or the other Sold Assets, and, to Seller's knowledge, there is no basis for any such suits or proceedings."

               The pendency of the lawsuits means that this representation, though true when the Asset Sale Agreement was executed, is not now correct. The Asset Sale Agreement provides that unless the Buyer expressly waives these conditions (and any other conditions that are not satisfied) in writing, the Buyer is not obligated to consummate the purchase and sale of assets under the Asset Sale Agreement. The Buyer has not notified the Partnership of what it intends to do.

               If the sale is completed in accordance with the terms of the Asset Sale Agreement as executed on November 30, 2004, it will be effective as of January 1, 2005. In that case, the Partnership had originally planned to distribute to the partners the net proceeds of this sale, plus any previously undistributed cash from operations and proceeds from the normal sale of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. The plans to make these distributions appear to be contested by at least one of the lawsuits. The Partnership plans to terminate its existence after payment of the liquidating distributions, but these plans may alter depending on the course of the lawsuits. In the event the Asset Sale is not completed, the Partnership will proceed as provided under its partnership agreement as amended.

               See Item 3 herein for a discussion of legal proceedings related to the above sale. See Item 10 herein for a description of the Registrant's General Partners. See Item 7 herein for a description of current market conditions affecting the Registrant's business.

(b)            Financial Information About Industry Segments

               Inapplicable.

(c)            Narrative Description of Business

(c)(1)(i) A container leasing company generally, and the Partnership specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates.

               Container leasing companies and the Partnership operate in a similar manner by owning a worldwide fleet of transportation containers and leasing these containers to international shipping lines hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Partnership, in which case the Partnership agrees to pay the cost of repairing certain physical damage to containers. (This later arrangement is called the "Damage Protection Plan.") The Partnership, and not the lessee, is responsible for maintaining the containers and repairing damage caused by normal deterioration of the containers. This maintenance and repair, as well as any repairs required under the Damage Protection Plan, are performed in depots in major port areas by independent agents retained for the Partnership by the general partners. These same agents handle and inspect containers that are picked up or redelivered by lessees, and these agents store containers not immediately subject to re-lease.

               Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. By maintaining the highest lease rates and the highest equipment utilization allowed by market conditions, the Partnership attempts to generate revenue and profit.

               The majority of the Partnership's equipment is leased under master operating leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in the lessee's possession (whether or not it is used), is responsible for certain types of damage, and must insure the container against liabilities.

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

               Leases specify an array of port locations where the lessee may pick up or return the containers. The Partnership incurs expenses in repositioning containers to a better location when containers are returned to a location that has an over-supply. Sales of containers in these low demand locations can occur, if a sale is judged a better alternative to repositioning and re-leasing the container.

               The Registrant is currently in its "liquidation phase" under its original business plan. Regular leasing operations continue during this phase, but the Registrant is allowing its fleet to permanently diminish through sales of containers. Through December 31, 2004, sales of containers to date have been made only gradually, rather than in large transactions. See Item 1(a) above and Item 7 herein.

(c)(1)(ii)     Inapplicable.

(c)(1)(iii)    Inapplicable.

(c)(1)(iv)     Inapplicable.

(c)(1)(v)      Inapplicable.

(c)(1)(vi)     Inapplicable.

(c)(1)(vii) One lessee accounted for 11% of total revenue of the Registrant for the year ended December 31, 2004. No other single lessee accounted for 10% or more of the total revenue of the Registrant. The Partnership has insurance that would cover loss of revenue as a result of default under all its leases, as well as the recovery cost or replacement value of all its containers, including those of this lessee. The insurance covers loss of lease revenues for a specified period of time, not necessarily for the term of the lease. The insurance is renewable annually, and the General Partners believe that it is probable that the Partnership would be able to recover insurance proceeds in the event of a default or loss by this lessee. Because of this insurance and because the Partnership would likely be able, over a period of time, to re-lease or sell any containers that were returned to the Partnership by this lessee, the General Partners believe that the loss of this lessee would not have a material adverse impact on the Partnership's operating results. Because these are forward looking statements, there can be no assurance that events will occur as the General Partners have predicted. These statements could be affected by material adverse events in the future, such as the Partnership's loss of insurance or the Partnership's inability to re-lease or sell containers that are returned to the Partnership.

(c)(1)(viii)   Inapplicable.

(c)(1)(ix)     Inapplicable.

(c)(1)(x) Among the various leasing companies, the top ten control approximately 87% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 26% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Partnership and the manager of its marine container equipment, is one of the largest standard dry freight container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Partnership alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers leased. Furthermore, primarily as a result of lower new container prices and low interest rates in the past several years, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Partnership.

               Furthermore, changes in worldwide demand for shipping can create additional strains on competition. Utilization of containers can be maximized if containers that come off-lease can be re-leased in the same location. If demand for containers is strong in some parts of the world and weak in others, containers that come off-lease may have to be repositioned, usually at the Partnership's expense, before they can be re-leased. Over the last several years, demand for goods brought into Asia has been lower than demand for goods brought out of Asia. This imbalance has created low demand locations in certain areas of international shipping routes, where containers coming off-lease after the delivery of goods cannot quickly be re-leased. Shipping lines have an advantage over container leasing companies with respect to these low demand locations, because the shipping lines can frequently reposition their own containers, while leasing companies have to find alternative ways of repositioning their containers, including offering incentives to shipping lines or paying directly for the repositioning. The number and size of these low demand locations has recently been decreasing, due to improved global demand for shipping, but no assurance can be given that this trend will continue.

               Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased in the first quarter of 2004 and has remained strong through 2004.

(c)(1)(xi)     Inapplicable.

(c)(1)(xii)    Inapplicable.

(c)(1)(xiii)   The Registrant  has no employees.  Textainer  Financial  Services
               Corporation (TFS), a wholly owned subsidiary of Textainer Capital
               Corporation  (TCC),  and  the  Managing  General  Partner  of the
               Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2004 had 3 employees. Textainer Equipment Management Limited (TEM), an
               Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2004 had a total of 148 employees.

(d)            Financial  Information about Foreign and Domestic  Operations and
               Export Sales.

               The Registrant is involved in the leasing of shipping containers to international shipping lines for use in world trade and approximately 16%, 11% and 7% of the Registrant's rental revenue during the years ended December 31, 2004, 2003 and 2002, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. For a discussion of the risks of leasing containers for use in world trade, see "Risk Factors and Forward-Looking Statements" in Item 7 herein.


ITEM 2.      PROPERTIES

As of December 31, 2004, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers              8,976
         40-foot standard dry freight containers              7,711
         40-foot high cube dry freight containers             6,258
                                                             ------
                                                             22,945

During December 2004, approximately 96% of these containers were on lease to international shipping lines, and the balance were being stored primarily at a large number of storage depots located worldwide.

See Item 7, "Results of Operations" for more information about changes in the size of the Registrant's container fleet, container sales and write-downs, as well as the location of the Registrant's off-lease containers.

ITEM 3.      LEGAL PROCEEDINGS

On March 8, 2005, a lawsuit was filed in the United States District Court for the Northern District of California, captioned: Robert Lewis and City Partnerships Co., Plaintiffs v. Textainer Equipment Income Fund II, L.P.; Textainer Equipment Income Fund III, L.P.; Textainer Equipment Income Fund IV, L.P.; Textainer Equipment Income Fund V, L.P.; Textainer Equipment Income Fund VI, L.P.; Textainer Equipment Management Limited; Textainer Financial Services Corporation; Textainer Capital Corporation; Textainer Group Holdings Limited; John A. Maccarone; and RFH, LTD., Defendants, Case No. C 05 0969 MMC (the "complaint"). The complaint seeks certification as a class action on behalf of holders of limited partnership units of the Registrant and the other partnerships named in the complaint.

The complaint refers to the proxy statement sent on or about January 20, 2005 in connection with the Special Meeting of Limited Partners held on March 21, 2005 for the Partnership. The complaint alleges securities law violations, by material misstatements and omissions in the proxy statement, and also breaches of fiduciary duties by the General Partners. Plaintiffs claim that the proxy statement fails to disclose facts that suggest that the purchase price the Partnership is receiving from the Asset Sale is inadequate. The alleged omitted fact is that the prices of shipping containers have risen since the time that the terms of sale were initially agreed to in July 2004. The General Partners are also alleged to have had conflicts of interest and self dealing unfair to the Limited Partners in that they required that any purchaser retain one of the general partner entities as managing agent for the containers purchased in the Asset Sale, thereby continuing to profit from the increased prices of shipping containers. The complaint further alleges that the Buyer aided and abetted the General Partners in the breach of fiduciary duties.

The complaint seeks an injunction against proceeding with the Special Meeting, an injunction against engaging in the Asset Sale or in the alternative if the injunction is not granted, a rescission of the Asset Sale or damages in an unspecified amount.

On March 18, 2005, the request for a temporary restraining order was denied.

On March 21, 2005, a second lawsuit was filed in the United States District Court for the Northern District of California, captioned "Alan P. Gordon, as Trustee for the Gordon Family Trust, individually and on behalf of all others similarly situated, Plaintiffs, v. Textainer Financial Services Corporation; Textainer Equipment Management Limited; Textainer Limited; Textainer Capital Corporation; Textainer Group Holdings Limited; John A. Maccarone; and RFH, LTD., Defendants, and TCC Equipment Income Fund, a California Limited Partnership; Textainer Equipment Income Fund II, L.P.; Textainer Equipment Income Fund III, L.P.; Textainer Equipment Income Fund IV, L.P.; Textainer Equipment Income Fund V, L.P.; and Textainer Equipment Income Fund VI, L.P., Nominal Defendants," Case No. C 05 1146 CRB (the "second complaint").

The second complaint seeks certification as a class action on behalf of holders of limited partnership units of the Registrant and the other partnerships named in the complaint. This second complaint also alleges material misstatements and omissions in the proxy statement, resulting in securities law violations, which in turn are alleged to have deprived the plaintiffs of a legitimate voting process with respect to the Asset Sale. One of the material misstatements and/or omissions alleged in the proxy statement is that the price at which the assets are to be sold is materially lower than current market values for the assets. The plaintiffs are alleged to suffer substantial damages upon consummation of the Asset Sale. This second complaint further alleges breaches of fiduciary duty by the general partners, Textainer Group Holdings Limited, and Mr. Maccarone, due to the facts that (i) solicitation of bids with respect to the Asset Sale was conditioned on the buyer's acceptance of a management agreement with one of the general partners covering the assets sold, which condition is alleged to have deterred competing container leasing companies from bidding for the assets and (ii) the Asset Sale Agreement allowed for the purchase price paid to be adjusted downward during a time when the prices for used containers are alleged to have been increasing. A further breach of fiduciary duty is alleged on account of the failure to disclose all material facts concerning transactions in which the defendants named in the preceding sentence had a financial interest. The Buyer, RFH, is also alleged to have aided and abetted these breaches of fiduciary duty.

The second complaint seeks an injunction against the Asset Sale, or if the Asset Sale is consummated, the imposition of a constructive trust on the assets sold and the sales proceeds received, a constructive trust on the receipt of fees paid under the management agreement between one of the general partners and RFH and disgorgement of those fees to the plaintiffs, damages in an unspecified amount, interest, reasonable attorneys' and experts' fees and costs.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Proxies were solicited beginning in January of 2005 and a Special Meeting of Limited Partners was held on March 21, 2005. Matters for which proxies were solicited and votes taken at the Special Meeting were (i) the approval of the sale of substantially all of the assets of the Registrant for cash and the authorization of the dissolution, winding up and termination of the Registrant;
(ii) the approval of certain amendments to the Registrant's limited partnership agreement giving the managing general partner the power and authority to sell the Registrant's assets if the Asset Sale is not completed; and (iii) the adjournment of the special meeting to solicit additional proxies, if necessary. The number of votes cast for and against, as well as the number of abstentions is detailed under Item 8.01 in the Form 8-K filed with the Securities and Exchange Commission on March 22, 2005, which information is incorporated by reference.

For additional information concerning the Asset Sale referred to in subparagraph
(i) and the associated plan for liquidation, see Item 1(a) above, "General Development of Business."

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

(a)(1)(ii)          Inapplicable.

(a)(1)(iii)         Inapplicable.

(a)(1)(iv)          Inapplicable.

(a)(1)(v)           Inapplicable.

(a)(2)              Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2005, there were 7,699 holders of record of limited partnership interests in the Registrant.

(b)(2)              Inapplicable.

(c)      Dividends.


Now that the Registrant is in its liquidation phase, it makes monthly distributions to its limited partners in an amount equal to the Registrant's excess cash, after redemptions and working capital reserves. During the year ended December 31, 2004, the Registrant paid distributions at an annualized rate equal to 10.3% of a Unit's initial cost, or $2.07 per Unit. During the year ended December 31, 2003, the Registrant paid distributions at an annualized rate equal to 5% of a Unit's initial cost or $1.00 per Unit. The Registrant entered its liquidation phase in April of 2004. Consequently, distributions paid during the last three quarters of 2004 fluctuated each month and totaled $1.82 per Unit, while distributions made during the first quarter of 2004 were paid at an annualized rate of 5% of a Unit's initial cost, and totaled $0.25 per Unit. The difference in rates reflects the different distribution policy adopted for the Registrant's liquidation phase. See Item 7 herein. Distributions are made monthly by the Registrant to its limited partners.

For information about the amount of distributions paid during the five most recent fiscal years, see Item 6 "Selected Financial Data."

The Partnership made a January 2005 distribution of $1,239 related to 2004 operations. Since the Proposed Asset Sale would be effective January 1, 2005, if completed in accordance with the terms of the Asset Sale Agreement as executed on November 30, 2004, the Partnership has temporarily suspended distributions. While there is no guarantee that the Asset Sale will be completed, if it is completed, the Partnership had originally planned to make liquidating distributions as described in Item 1(a) above. If the Asset Sale is not completed, the Partnership will resume paying monthly distributions.

Part 701:           Inapplicable.

Part 703:           Inapplicable.

ITEM 6.      SELECTED FINANCIAL DATA

                                                           (Amounts in thousands except for per unit amounts)
                                                                         Years Ended December 31,
                                              -------------------------------------------------------------------------
                                                   2004           2003          2002            2001          2000
                                                   ----           ----          ----            ----          ----

Rental income...........................       $ 12,238        $ 13,113      $ 11,779        $ 13,693      $ 17,525

Income (loss) from operations ..........       $  2,810        $   (572)     $ (3,870)       $ (2,124)     $  2,961

Net earnings (loss).....................       $  2,827        $   (551)     $ (3,839)       $ (2,032)     $  3,182

Net earnings (loss) per unit of
  limited partner interest..............       $   0.42        $  (0.10)     $  (0.59)       $  (0.32)     $   0.45

Distributions per unit of
  limited partner interest (1)..........       $   2.07        $   1.00      $   1.00        $   1.23      $   1.40

Distributions per unit of limited
  partner interest representing
  a return of capital...................       $   1.65        $   1.00      $   1.00        $   1.23      $   0.95

Total assets............................       $ 28,571        $ 39,962      $ 47,016        $ 58,898      $ 70,983


 (1) As noted above, the Registrant entered its liquidation phase in April, 2004, from which time forward it began distributing its excess cash, after redemptions and working capital reserves. This cash includes some proceeds from container sales, as well as cash from operations. See Item 7.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2004, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Demand for containers is driven by many factors, including the overall volume of worldwide shipping, the number of containers manufactured, the number of containers available for lease in specific locations and the capacity of the worldwide shipping industry to transport containers on its existing ships. Since many of the Partnership's customers are shipping lines that also own their own containers, the price and availability of new containers directly affects demand for leased containers. If shipping lines have the cash or financing to buy containers and find that alternative attractive, demand for leased containers will fall. Competition for shipping lines' business has increased in recent years due to operational consolidations among shipping lines and the entry of new leasing companies that compete with entities like the Partnership. This competition has generally driven down rental rates and allowed shipping lines to obtain other favorable lease terms. Due to the recent rise in price for new containers, though demand for leased containers by shipping lines has increased. Current demand and related market conditions for containers are discussed below under "Results of Operations; Current Market Conditions for Leased Containers."

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

Through December 31, 2004, the Partnership has generally sold containers individually. As discussed below under "Possible Sale of Partnership Assets," the Partnership has entered into an Asset Sale Agreement to sell all of its remaining container fleet.

When the Partnership has sold its containers individually, sales have primarily been made to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership has received proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, from 1998 through 2002, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and increased in 2004.

The Partnership's operations and financial results are also affected by the price of new containers. The price for new containers fell from 1995 through 2003. This decrease significantly depressed rental rates. This decrease has also caused the Partnership to evaluate the carrying cost of its container fleet, and has resulted in write-downs of some containers the Partnership has decided to sell. These matters are discussed in detail below under the caption "Other Income and Expenses: Write Down of Containers: Specific Containers Identified for Sale." The decrease in new container prices has worked to the Partnership's advantage though, when, from time to time, the Partnership has bought new containers, prior to entering its liquidation phase in April 2004. New containers were bought primarily with a portion of the proceeds received from the sale of containers. In the discussion below, this process is referred to as reinvestment in containers. Even with the advantage of lower prices for new containers, reinvestment replaced only a portion of the containers sold, resulting in a container fleet that has gotten smaller over time.

During 2004, new container prices significantly increased due to a worldwide shortage of steel, which has resulted in limited availability of new containers. Although the Partnership stopped purchasing containers in March 2004, the increase in new container prices and the limited availability of new containers has improved demand for used containers. See "Results of Operations: Current Market Conditions for Leased Containers" for a further discussion.

The Partnership is in its liquidation phase, which means that the Partnership no longer seeks to replenish its container fleet by buying new containers. During this phase, the Partnership will either (i) sell its remaining container fleet to an institutional investor, who may continue to lease the containers or (ii) sell containers gradually to wholesalers when the containers are at or near the end of their useful life, or when they come off-lease and a sale seems to offer a better overall yield than continued operation. As described below, the Partnership has entered into an Asset Sale Agreement to sell all of its remaining container fleet.

In June 2004, the Partnership compared the carrying value of its containers to the anticipated estimated price to be realized in the proposed sale. Despite the improvement in the market for used containers, the Partnership still found that the carrying value of some of its older, more expensive containers was higher than the anticipated estimated price to be realized in the sale. The Partnership determined that these containers were impaired and recorded a write down expense to reduce the carrying value of these containers to their anticipated sales price. See "Possible Sale of Partnership Assets" below and "Other Income and
Expenses: Write Down of Containers."

Possible Sale of Partnership Assets

In November 2004, the Partnership and five other limited partnerships managed by the General Partners and their affiliates entered into Asset Sale Agreements with RFH, Ltd. to sell substantially all of their assets. At a Special Meeting of Limited Partners, held on March 21, 2005, the limited partners of the Partnership approved the Proposed Asset Sale.

It is not currently known whether the Asset Sale will be completed because of two lawsuits regarding the Asset Sale, which were filed in March of 2005. As a result of these lawsuits, the Partnership is unable to represent that it is not subject to certain kinds of litigation, as required by the Asset Sale Agreement. The Buyer may proceed with the Asset Sale if it chooses, but the Buyer is not now obligated to consummate the Asset Sale. The Buyer has not notified the Partnership of what it intends to do. The lawsuits are further described in Item 3 above. If the Asset Sale is completed, the Partnership had originally planned to distribute to the partners the net proceeds of this sale, plus any previously undistributed cash from operations and proceeds from the normal sale of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. The plans to make these distributions appear to be contested by at least one of the lawsuits. The Partnership plans to terminate its existence after payment of the liquidating distributions, but these plans may alter depending on the course of the lawsuits. In the event the Asset Sale is not completed, the Partnership will continue operations under its liquidation phase.

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

Sources of Cash

If the Asset Sale is completed in accordance with the terms of the Asset Sale Agreement as executed on November 30, 2004, it will be effective as of January 1, 2005, which will mean that almost all of the Partnership's sources of cash in 2005 will be the proceeds from the Asset Sale. If the Asset Sale is not completed, expected sources of cash are described below.

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

Cash from Operations

Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $8,549 and $8,143, respectively. The increase of $406, or 5%, was primarily due to fluctuations in accounts receivable and the increase in net earnings (loss) adjusted for non-cash items, offset by fluctuations in due from affiliates, net, accounts payable and accrued liabilities and accrued damage protection plan costs. Net earnings (loss), adjusted for non-cash items, increased between the periods primarily due to the decline in direct container expenses, offset by the decline in rental income. These items are discussed more fully under "Results of Operations." The decrease of $805 in accounts receivable during the year ended December 31, 2004 was primarily due to the declines in rental income and the average collection period of accounts receivable. During the comparable period in 2003, the increase in gross accounts receivable of $122 was primarily due to the increase in rental income. The fluctuations in due from affiliates, net, accounts payable and accrued expenses and accrued damage protection plan costs, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues, as well as from fluctuations in these amounts.

Cash from Sale of Containers

Current Sources: For the years ended December 31, 2004 and 2003, cash provided from the sale of containers was $4,547 and $2,136, respectively. The increase of $2,411 or 113%, was primarily due to the Partnership selling more containers and receiving a higher average sales price during the year ended December 31, 2004, compared to the equivalent period in 2003. Fluctuations between periods in the number of containers sold and sales price reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be re-leased. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization during the first quarter of 2004 and increases in demand during the remainder of 2004 resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." Primarily as a result of an industry-wide decline in the number of containers being offered for sale, the average sales price of used containers increased in 2004 with respect to the sale of off-lease containers in certain geographic markets.

Effect of Liquidation on Future Cash Flows: The number of containers sold and the price received for them, will affect how much the Partnership will pay in future distributions to Partners. Once all of the Partnership's containers are sold, and the sale proceeds distributed to partners, distributions will stop and the Partnership will terminate.

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

These items are discussed in detail below

Distributions: During the year ended December 31, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through November 2004 in the amount of $13,366, which represented $2.07 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying redemptions and general partner distributions, $8,288 of these distributions was from operating activities and the balance of $5,078 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, $2,566 of these distributions were from current year earnings and $10,800 was a return of capital.

The Partnership made a monthly distribution payment of $1,239 in January 2005 related to 2004 operations. Since the Proposed Asset Sale would be effective January 1, 2005, if completed as contemplated by the Asset Sale Agreement as executed on November 30, 2004, the Partnership has temporarily suspended distributions. If the Asset Sale is completed, the Partnership had originally planned to make two final liquidating distribution payments. These distributions would consist of the net proceeds from the Asset Sale and any previously undistributed cash received from operations and proceeds from normal sales of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. As noted under "Possible Sale of Partnership Assets," it is not currently known whether the Asset Sale will be completed. If the sale is completed, the Partnership's plans to pay these liquidating distributions, and the amount and timing of these distributions may be affected by events in the lawsuits discussed above.

If the Asset  Sale is not  completed,  monthly  distributions  will  resume  and
partners  will  continue  to  receive   distributions  in  accordance  with  the
Partnership's previous distribution policy.

Capital Commitments:  Container purchases

For the years ended December 31, 2004 and 2003, cash used for the purchase of containers was $329 and $3,890, respectively. The decline in cash used to purchase containers of $3,561 was primarily due to the Partnership purchasing only one container during 2004, initially due to the increase in new container prices and then due to the start of the Partnership's liquidation phase in April 2004.

Capital Commitments:  Redemptions

During the year ended December 31, 2004, the Partnership redeemed 25,023 units for a total dollar amount of $122. The Partnership used cash from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments.

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income less costs and expenses (including container depreciation and write downs, direct container expenses, management fees, and reimbursement of administrative expenses) is primarily affected by the size of its container fleet, the number of containers it has on lease (utilization) and the rental rates received under its leases. The current status of each of these factors is discussed below.

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the years ended December 31, 2004, 2003 and 2002:

                                               2004        2003        2002
                                               ----        ----        ----

     Beginning container fleet..........     26,922      28,024      31,411
     Ending container fleet.............     22,945      26,922      28,024
     Average container fleet............     24,934      27,473      29,718

The average container fleet decreased 9% and 8% from the years ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively, primarily due to sales of containers. The decline in the container fleet has contributed to an overall decline in rental income from the year ended December 31, 2004 to the comparable period in 2003. While the decline in container fleet resulted in fewer containers available for lease, this decrease was more than offset by the improvement in utilization during 2003, resulting in the increase in rental income from the year ended December 31, 2002 to 2003. An overall decline in rental income is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 93%, 82% and 65% on average during the years ended December 31, 2004, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At December 31, 2004, 2003 and 2002, utilization was 96%, 84% and 83%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                               2004        2003        2002
                                               ----        ----        ----

     Americas                                   212       1,408       2,633
     Europe                                     108         588       1,334
     Asia                                       486       2,169         651
     Other                                        9          80         110
                                                ---       -----       -----
     Total off-lease containers                 815       4,245       4,728
                                                ===       =====       =====

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rates for the Partnership's containers decreased 7% and 8%, from the year ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively. The declines were due to declines in both master lease and long term lease rates. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At December 31, 2004, 2003 and 2002, 41%, 39% and 29%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the years ended December 31, 2004, 2003 and 2002:


                                            2004         2003        2002
                                            ----         ----        ----

     Rental income                      $ 12,238     $ 13,113    $ 11,779
     Income (loss) from operations $ 2,810 $ (572) $ (3,870) Percent change from previous year in:
        Utilization                          13%          26%          8%
        Average container fleet             ( 9%)        ( 8%)       ( 8%)
        Average rental rates                ( 7%)        ( 8%)       (11%)

The Partnership's rental income decreased $875, or 7%, from the year ended December 31, 2003 to the comparable period in 2004. The decrease was attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $623, or 6%, from year ended December 31, 2003 to the comparable period in 2004. These declines were primarily due to decreases in the average container fleet size and rental rates, offset by the increase in utilization as detailed in the above table.

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

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004 and increased through the end of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March of 2004 and has remained strong through the beginning of 2005.

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these lower demand locations has decreased, as lessees have returned fewer containers to these lower demand locations and have also leased containers from some of these locations. The continuing sale of off-lease containers in these areas has also reduced the number of containers in some of these locations. Some off-lease containers are still being sold in these areas because of their age and the high cost of repositioning containers from these areas. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

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

For the year ended December 31, 2004, other rental income was $1,681, a decrease of $252 from the equivalent period in 2003. The decrease in other rental income was primarily due to decreases in location and handling income of $114 and $107, respectively.

For the year ended December 31, 2003, other rental income was $1,934, an increase of $173 from the equivalent period in 2002. The increase in other rental income was primarily due to increases in DPP and location income of $310 and $46, respectively, offset by a decrease in handling income of $207.

Direct Container Expenses

Direct container expenses decreased $1,625, or 51%, from the year ended December 31, 2003 to the equivalent period in 2004. The decrease was primarily due to declines in repositioning, storage and DPP of $626, $559 and $169, respectively. The decline in repositioning expenses was primarily due to fewer containers being repositioned during the year ended December 31, 2004 than in the same period in 2003. Storage expense decreased not only due to the decrease in average fleet size, but also due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container. DPP expense decreased due to a decline in the average DPP repair cost per container, offset by an increase in the number of containers covered under DPP.

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

Bad Debt Expense

Bad debt expense was $145, $102 and $20 for the years ended December 31, 2004, 2003 and 2002, respectively. Fluctuations in bad debt expense reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expenses recorded during the years ended December 31, 2004, 2003 and 2002 reflect a higher reserve estimate, after deductions had been taken against the reserve, from December 31, 2003, 2002 and 2001.

Depreciation Expense

Depreciation expense decreased $2,512, or 35%, from the year ended December 31, 2003 to the comparable period in 2004. The decrease was primarily due to (i) the write-down recorded in June, 2004, which reduced the carrying value of certain containers and resulted in a lower depreciation expense during the third quarter of 2004; (ii) the declines in the average fleet sizes and (iii) a larger portion of the containers being fully depreciated.

Depreciation expense increased $351, or 5%, from the year ended December 31, 2002 to the comparable period in 2003. The increase was primarily due to the Partnership revising its estimate for container salvage value in 2002. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change resulted in an increased rate of depreciation for the last half of 2002 and all of 2003. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and Estimates: Container Depreciation Estimates."

Write Down of Containers

Write Down of Containers Held for Continued Use: The Partnership evaluated the recorded value of its container fleet at June 30, 2004, taking into consideration the container sales prices in the letter of intent relating to the sale of the Partnership's container fleet. The Partnership recorded a write down of $1,282 to reduce the carrying value of some of the containers to their anticipated per unit sales price. The Partnership evaluated the recoverability of these containers at December 31, 2004 based on the January 1, 2005 sales prices in the Asset Sale Agreement and determined that there was no impairment. See "Critical Accounting Policies and Estimates: Container Impairment Estimates."

Specific Containers Identified for Sale: The Partnership also identifies certain individual containers for sale from time to time in the ordinary course of its business. When the Partnership evaluated the recoverability of the recorded amount of these containers identified for sale, the evaluation sometimes resulted in write downs. The write downs for these individual containers have generally been made on a monthly basis. Most of these write downs related to containers that were off lease in areas of low demand, which are discussed above under "Comparative Results of Operations: Sale of Containers in Lower Demand Locations."

Write down expense decreased $307, or 74%, and $1,300, or 76%, from the years ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively. The declines were primarily due to (i) a significant decrease in the number of containers identified for sale, as there were fewer off lease containers as detailed above under "Utilization" and; (ii) reduced write-downs for containers that were identified for sale due to lower net book values and higher anticipated container sales prices.

Gain (Loss) on Sale of Containers

The following details the gain (loss) on the sale of containers for the years ended December 31, 2004, 2003 and 2002:

                                                  2004       2003       2002
                                                  ----       ----       ----

     Gain (loss) on written-down containers
           identified for sale                    $  1      $ (55)   $   (77)
     Gain (loss) on other containers               417       (670)    (1,031)
                                                   ---       ----     ------
     Total gain (loss) on container sales         $418      $(725)   $(1,108)
                                                   ===       ====     ======

The Partnership recorded a gain of $1 on the sale of written down containers that have been identified as for sale for the year ended December 31, 2004 as the actual sales proceeds received were slightly greater than the estimated sales proceeds used to determine the write-down amount. The losses recorded during the comparable periods in 2003 and 2002, were due to actual sales proceeds that were lower than the estimated sales proceeds used to determine the write-down. See "Critical Accounting Policies and Estimates" below.

Since it has been the Partnership's practice to determine write-down amounts on containers identified for sale once a month, some containers that had been identified for sale were sold before they were written down. These containers are listed in the above table as "other containers." The amount of gain or loss recorded on the sale of these containers has fluctuated due to the specific conditions of the containers sold, the type of containers sold, the location where the containers were sold and their net book value. The gain recorded on these sales during the year ended December 31, 2004 was primarily due to the significant reduction in net book value as a result of the June 2004 write-down and increases in container sales prices during 2004.

Management and Professional Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the years ended December 31, 2004, 2003 and 2002:

                                              2004       2003       2002
                                              ----       ----       ----

        Equipment management fees           $  858     $  919     $  822
        Incentive management fees              387        271        241
                                             -----      -----      -----
          Management fees to affiliates     $1,245     $1,190     $1,063
                                             =====      =====      =====

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for the years ended December 31, 2004, 2003 and 2002. Fluctuations in incentive management fees between the periods were primarily due to fluctuations in the amount of distributions paid from cash from operations.

Professional fees increased $38 from the year ended December 31, 2003 to 2004, primarily due to increases in legal, tax and accounting expenses. The decrease in professional fees of $23, from the year ended December 31, 2002 to 2003, was primarily due to declines in tax and accounting expenses.

General and administrative costs to affiliates decreased $32, or 5%, and $27, or 4%, from the year ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively. The declines were primarily due to decreases in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other general and administrative costs decreased $56 and $171 from the years ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively. These fluctuations were primarily due to fluctuations in other service fees between the periods.

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

The following details the amounts payable at December 31, 2004 for these obligations:

          ------------------------------------------------------------------------------------------------
                                                                Payments due by period
                                              ------------------------------------------------------------
                                                            Less than       1-3      3-5       More than
           Contractual Obligations               Total        1 year       years     years      5 years
          ------------------------------------------------------------------------------------------------
          Equipment management fees               $133           $133        *         *           *
          Incentive management fees                 94             94        *         *           *
          Equipment liquidation fee (1)              -              -
          Reimbursement of general and
          administrative costs to:
            Affiliates                             121            121        *         *           *
            Other service providers                 54             54        *         *           *
          -------------------------------------------------------------------------------------------------
             Total                                $402           $402
          -------------------------------------------------------------------------------------------------

* The Partnership has not recorded liabilities for these fees and reimbursements related to periods subsequent to December 31, 2004, as these fees and reimbursements cannot be estimated as they are dependent on variable factors as detailed below:

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

For the amount of fees and reimbursements made to the General Partners for the years ended December 31, 2004, 2003 and 2002, see Note 2 to the Financial Statements in Item 8. For the amount of fees and reimbursements made to other service providers, see Other general and administrative costs in the Statements of Operations in Item 8.

Net Earnings or Loss per Limited Partnership Unit

                                           2004       2003       2002
                                           ----       ----       ----
     Net earnings (loss) per limited
       partnership unit                  $ 0.42     $(0.10)   $( 0.59)
     Net earnings (loss) allocated
       to limited partners               $2,688     $ (619)   $(3,908)

Net earnings (loss) per limited partnership unit fluctuates based on fluctuations in net earnings (loss) allocated to limited partners as detailed above. The allocation of net earnings (loss) for the years ended December 31, 2004, 2003 and 2002 included a special allocation of gross income to the General Partners of $111, $74, and $107, respectively, in accordance with the Partnership Agreement.

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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 5% to 13% and has averaged approximately 8% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

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

At June 30, and December 31, 2004, management used a different estimated fair value for containers held for continued use, which took into account the possible sale of the Partnership's entire container fleet to determine whether the containers were impaired. The estimated fair value used at June 30 was the anticipated sales price from the letter of intent regarding this sale. The estimated fair value used at December 31 was the sales prices at January 1, 2005, detailed in the Asset Sale Agreement between the Partnership and RFH, Ltd. When these estimated fair values were compared to the recorded values of the Partnership's containers at June 30 and December 31, some of the recorded values at June 30 were found to be higher. The Partnership wrote down the containers with the higher recorded values to the estimated sales prices from the letter of intent, even though they continued to be held for continued use.

As noted above, the Partnership also evaluates the recorded value of those containers identified for sale in the ordinary course of its business, separately from containers held for continued use. Containers identified for sale in the ordinary course of business include those containers that have been sold prior to the proposed arrangement for the sale of the Partnership's entire container fleet, as well as those containers that are being sold individually (usually when they come off-lease) without regard to that proposed sale. For these routine sales made in the ordinary course of business, the Partnership has used an estimated fair value of the estimated sales price for the container, less estimated cost to sell. When this estimate was compared to the recorded value of the container identified for sale, and the recorded value was higher, the container identified for sale was written down. See "Write Down of
Containers: Specific Containers Identified for Sale" above. The Partnership has, however, recorded some losses on the sale of these previously written-down containers. Losses were recorded because the estimated sales price was higher than the actual sales price realized. Estimated sales prices are difficult to predict, and management's estimates proved too high in these cases. See "Gain
(Loss) on Sale of Containers" above.

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

The Partnership has discussed the Asset Sale Agreement pertaining to the sale of its container fleet above under "Possible Sale of Partnership Assets." This sale is subject to the Buyer's willingness to waive certain conditions contained in the Asset Sale Agreement and other conditions. There is no assurance that the sale under the Asset Sale Agreement will be completed.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the year ended December 31, 2004, approximately 8% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

           Attached pages 26 to 39.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Partners
Textainer Equipment Income Fund IV, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund IV, L.P. (a California limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund IV, L.P. as of December 31, 2004 and 2003, and the results of its operations, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                  /s/ KPMG LLP



San Francisco, California
March 22, 2005


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2004 and 2003
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------

                                                                                 2004                  2003
                                                                           ---------------       ---------------
Assets
Container rental equipment, net of accumulated
   depreciation of $21,858 (2003:  $50,186) (note1(e))                     $       24,686        $       34,518
Cash                                                                                1,062                 1,845
Accounts receivable, net of allowance
   for doubtful accounts of $352 (2003:  $208)                                      2,382                 3,219
Due from affiliates, net (note 2)                                                     413                   338
Prepaid expenses                                                                       28                    42
                                                                           ---------------       ---------------

                                                                           $       28,571        $       39,962
                                                                           ===============       ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           94        $          303
   Accrued liabilities                                                                148                   312
   Accrued damage protection plan costs (note 1(j))                                   499                   435
   Warranty claims (note 1(k))                                                        109                   170
   Deferred quarterly distributions (note 1(g))                                       159                    86
   Container purchases payable                                                          -                   292
   Deferred damage protection plan revenue                                             71                    73
                                                                           ---------------       ---------------

      Total liabilities                                                             1,080                 1,671
                                                                           ---------------       ---------------

Partners' capital:
   General partners                                                                     -                     -
   Limited partners                                                                27,491                38,291
                                                                           ---------------       ---------------

      Total partners' capital                                                      27,491                38,291
                                                                           ---------------       ---------------



                                                                           $       28,571        $       39,962
                                                                           ===============       ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Operations

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
---------------------------------------------------------------------------------------------------------------------------

                                                                        2004                2003                2002
                                                                  -----------------   -----------------   -----------------
Rental income                                                     $         12,238    $         13,113    $         11,779
                                                                  -----------------   -----------------   -----------------

Costs and expenses:
   Direct container expenses                                                 1,566               3,191               3,811
   Bad debt expense                                                            145                 102                  20
   Depreciation (note 1(e))                                                  4,759               7,271               6,920
   Write-down of containers (note 1(e))                                      1,390                 415               1,715
   Professional fees                                                            72                  34                  57
   Management fees to affiliates (note 2)                                    1,245               1,190               1,063
   General and administrative costs to affiliates (note 2)                     587                 619                 646
   Other general and administrative costs                                       82                 138                 309
   (Gain) loss on sale of containers (note 1 (e))                             (418)                725               1,108
                                                                  -----------------   -----------------   -----------------

                                                                             9,428              13,685              15,649
                                                                  -----------------   -----------------   -----------------

   Income (loss) from operations                                             2,810                (572)             (3,870)
                                                                  -----------------   -----------------   -----------------

   Interest income                                                              17                  21                  31
                                                                  -----------------   -----------------   -----------------

   Net earnings (loss)                                            $          2,827    $           (551)   $         (3,839)
                                                                  =================   =================   =================

Allocation of net earnings (loss) (note 1(g)):
   General partners                                               $            139    $             68    $             69
   Limited partners                                                          2,688                (619)             (3,908)
                                                                  -----------------   -----------------   -----------------

                                                                  $          2,827    $           (551)   $         (3,839)
                                                                  =================   =================   =================
Limited partners' per unit share
   of net earnings (loss)                                         $           0.42    $          (0.10)   $          (0.59)
                                                                  =================   =================   =================

Limited partners' per unit share
   of distributions                                               $           2.07    $           1.00    $           1.00
                                                                  =================   =================   =================

Weighted average number of limited
   partnership units outstanding (note 1(l))                             6,466,521           6,506,325           6,633,981
                                                                  =================   =================   =================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                        Partners' Capital
                                                                    -----------------------------------------------------
                                                                        General             Limited             Total
                                                                    --------------      --------------     --------------
Balances at December 31, 2001                                       $           -       $      57,145      $      57,145

Distributions                                                                 (69)             (6,648)            (6,717)

Redemptions (note 1(m))                                                         -                (860)              (860)

Net earnings (loss)                                                            69              (3,908)            (3,839)
                                                                    --------------      --------------     --------------

Balances at December 31, 2002                                                   -              45,729             45,729
                                                                    --------------      --------------     --------------

Distributions                                                                 (68)             (6,511)            (6,579)

Redemptions (note 1(m))                                                         -                (308)              (308)

Net earnings (loss)                                                            68                (619)              (551)
                                                                    --------------      --------------     --------------

Balances at December 31, 2003                                                   -              38,291             38,291
                                                                    --------------      --------------     --------------

Distributions                                                                (139)            (13,366)           (13,505)

Redemptions (note 1(m))                                                         -                (122)              (122)

Net earnings                                                                  139               2,688              2,827
                                                                    --------------      --------------     --------------

Balances at December 31, 2004                                       $           -       $      27,491      $      27,491
                                                                    ==============      ==============     ==============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                   2004            2003           2002
                                                                              --------------  -------------  -------------
Cash flows from operating activities:
   Net earnings (loss)                                                        $       2,827   $       (551)  $     (3,839)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation (note 1(e))                                                     4,759          7,271          6,920
         Write-down of containers (note 1(e))                                         1,390            415          1,715
         Increase in allowance for doubtful accounts                                    144             44            (54)
         (Gain) loss on sale of containers                                             (418)           725          1,108
         Decrease (increase) in assets:
            Accounts receivable                                                         805           (122)           179
            Prepaid expenses                                                             14             (2)           (22)
            Due from affiliates, net                                                   (600)           274            (98)
         (Decrease) increase in liabilities:
            Accounts payable & accrued liabilities                                     (373)           (38)          (271)
            Accrued damage protection plan costs                                         64            189             47
            Warranty claims                                                             (61)           (62)           (61)
            Deferred damage protection plan revenue                                      (2)             -              1
                                                                              --------------  -------------  -------------

               Net cash provided by operating activities                              8,549          8,143          5,625
                                                                              --------------  -------------  -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                   4,547          2,136          4,052
   Container purchases                                                                 (329)        (3,890)        (1,602)
                                                                              --------------  -------------  -------------

              Net cash  provided by (used in) investing activities                    4,218         (1,754)         2,450
                                                                              --------------  -------------  -------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                           (122)          (308)          (860)
    Distributions to partners                                                       (13,428)        (6,575)        (6,717)
                                                                              --------------  -------------  -------------

               Net cash used in financing activities                                (13,550)        (6,883)        (7,577)
                                                                              --------------  -------------  -------------

Net decrease in cash                                                                   (783)          (494)           498

Cash at beginning of period                                                           1,845          2,339          1,841
                                                                              --------------  -------------  -------------

Cash at end of period                                                         $       1,062   $      1,845   $      2,339
                                                                              ==============  =============  =============



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Statements of Cash Flows - Continued

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2004, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                                   2004           2003           2002
                                                                                   ----           ----           ----
Container purchases included in:
   Due to affiliates.....................................................          $  -          $   1           $  -
   Container purchases payable...........................................             -            292              -

Distributions to partners included in:
   Due to affiliates.....................................................            10              6              5
   Deferred quarterly distributions......................................           159             86             83

Proceeds from sale of containers included in:
   Due from affiliates...................................................           326            848            318

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

                                                                                   2004           2003           2002
                                                                                   ----           ----           ----

Container purchases recorded.........................................           $    36         $4,183         $1,575
Container purchases paid.............................................               329          3,890          1,602

Distributions to partners declared...................................            13,505          6,579          6,717
Distributions to partners paid.......................................            13,428          6,575          6,717

Proceeds from sale of containers recorded............................             4,025          2,666          3,603
Proceeds from sale of containers received............................             4,547          2,136          4,052

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2004, 2003 and 2002 were $112, $34 and $211, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Notes to Financial Statements

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------


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

     (b)  Basis of Accounting

     The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are classified as operating leases or direct finance leases based on the criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

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

     (d)  Fair Value of Financial Instruments

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2004 and 2003, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
     144), the Partnership periodically compares the carrying value of the containers to expected future cash flows or other relevant information for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to estimated fair value. In addition, containers identified for sale are recorded at the lower of carrying amount or fair value less cost to sell. When assets are determined to be impaired and are written down, the Partnership writes off the accumulated depreciation and reduces the cost basis of these asset to arrive at a new cost basis.

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required at December 30, 2003 and 2002. Based on an impairment analysis performed at June 30, 2004, which considered the possible sale of the Partnership's remaining container fleet (see Note 5), the Partnership determined that certain containers were impaired and that a reduction to the carrying value of these containers was required. The Partnership recorded a write down of $1,282 during the year ended December 31, 2004 to write down the value of certain containers that had carrying values at June 30 which were greater than the anticipated per unit sales price in the buyer's letter of intent. The Partnership determined that there was no additional impairment at December 31, 2004 based on an impairment analysis performed at December 31, 2004, which compared the carrying value of the containers at December 31, 2004 to the January 1, 2005 sales prices in the Asset Sale Agreement between the Partnership and RFH, Ltd.

     The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2004, 2003 and 2002, the Partnership recorded write-down expenses of $108, $415 and $1,715, respectively, on 486, 985 and 2,150 containers identified for sale and requiring a reserve. During the years ended December 31, 2003 and 2002, the Partnership also transferred 34 and 503 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no transfers during the year ended December 31, 2004. At December 31, 2004 and 2003, the net book value of the 98 and 318 containers identified as for sale was $78 and $258, respectively. These containers are included in container rental equipment in the balance sheets.

     During the years ended  December 31, 2004 and 2003,  the  Partnership  sold
     574, 882 and 2,234, respectively, of these previously written down containers for gains (losses) of $1, ($55) ($77), respectively.

     The Partnership also sold containers that had not been written down and recorded gains (losses) of $417, ($670) and ($1,031) during the years ended December 31, 2004, 2003 and 2002, respectively.

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

     For the year ended December 31, 2004, revenue from one lessee accounted for 11% of the Partnership's revenues. No other single lessee accounted for more than 10% of the Partnership's revenues during the years ended December 31, 2004, 2003 and 2002.

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

     Actual cash distributions to the Limited Partners differ from the allocated net earnings (losses) as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $159 and $86 at December 31, 2004 and 2003, respectively.

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

     (j)  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Operations and the related reserve at December 31, 2004 and 2003, was $499 and $435, respectively.

     (k)  Warranty Claims

     During 1996 and 1995, the Partnership settled warranty claims against two container manufacturers. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable containers (ten years), reducing maintenance and repair costs over that time. At December 31, 2004 and 2003, the unamortized portion of the settlement amount was $109 and $170, respectively.

     (l)  Limited Partners' Per Unit Share of Net Earnings (Loss) and
          Distributions

     Limited partners' per unit share of both net earnings (loss) and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2004, 2003 and 2002, which were 6,466,521, 6,506,325, and 6,633,981, respectively.

     (m)  Redemptions

     The following redemption offerings were consummated by the Partnership during the years ended December 31, 2004, 2003 and 2002:

                                                          Units                 Average
                                                         Redeemed           Redemption Price      Amount Paid
                                                         --------           ----------------      -----------
      Total Partnership redemptions as of
        December 31, 2001.....................            131,937               $ 9.89               $ 1,305
                                                          -------                                      -----

      Year ended:
            December 31, 2002.................            163,618               $ 5.26                   860
            December 31, 2003.................             58,803               $ 5.24                   308
            December 31, 2004.................             25,023               $ 4.88                   122
                                                          -------                                      -----
      Total Partnership redemptions as of
        December 31, 2004.....................            379,381               $ 6.84               $ 2,595
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

Note 2.  Transactions with Affiliates

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $2, $199, and $75 of container acquisition fees as a component of container costs during the years ended December 31, 2004, 2003 and 2002, respectively. The Partnership incurred $387, $271, and $241 of incentive management fees during the three years ended December 31, 2004, 2003 and 2002, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2004 and 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $858, $919 and $822, respectively for the years ended December 31, 2004, 2003 and 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership were as follows:

                                                2004         2003       2002
                                                ----         ----       ----

          Salaries                              $334         $357       $409
          Other                                  253          262        237
                                                 ---          ---        ---
            Total general and
               administrative costs             $587         $619       $646
                                                 ===          ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the years ended December 31, 2004, 2003 and 2002:

                                                2004         2003       2002
                                                ----         ----       ----

          TEM                                   $492         $529       $559
          TFS                                     95           90         87
                                                 ---          ---        ---
            Total general and
               administrative costs             $587         $619       $646
                                                 ===          ===        ===

     The General Partners were entitled to acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers could then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners could also arrange for the purchase of containers in its or their names, and the Partnership could then have taken title to the containers by paying the seller directly. In addition, the General Partners were entitled to an acquisition fee for containers acquired by the Partnership under any of these arrangements.

     At December 31, 2004 and 2003, due from affiliates, net, is comprised of:

                                                        2004           2003
                                                        ----           ----
          Due from affiliates:
               Due from TEM.....................        $519           $419
                                                         ---            ---

          Due to affiliates:
               Due to TL........................           1              1
               Due to TCC.......................          15              9
               Due to TFS.......................          90             71
                                                         ---            ---
                                                         106             81
                                                         ---            ---

          Due from affiliates, net                      $413           $338
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

Note 3.  Lease Rental Income (unaudited)

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2004, 2003 and 2002:

                                               2004       2003        2002
                                               ----       ----        ----

          On-lease under master leases       13,090     13,752      16,499
          On-lease under long-term leases     9,040      8,925       6,797
                                             ------     ------      ------

          Total on-lease containers          22,130     22,677      23,296
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

Note 4.       Income Taxes

     At December 31, 2004, 2003 and 2002, there were temporary differences of $17,861, $26,437, and $36,044, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net earnings (loss) for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                              2004          2003            2002
                                                                              ----          ----            ----
      Net earnings (loss) per financial statements.............            $ 2,827        $ (551)        $(3,839)

      Increase (decrease) in provision for bad debt............                144            44             (54)
      Depreciation for federal income tax purposes less
        than depreciation and impairment for financial
        statement purposes.....................................              4,241         5,994           6,904
      Gain on sale of fixed assets for federal income
        tax purposes in excess of gain/loss recognized
        for financial statement purposes.......................              4,182         3,442           4,889
      Increase in damage protection plan costs.................                 64           189              47
      Warranty reserve income for tax purposes in excess
        of financial statement purposes........................                (61)          (62)            (61)
      Increase in repositioning accrual........................                  6             -               -
                                                                            ------         -----          ------

      Net income for federal income tax purposes...............            $11,403        $9,056         $ 7,886
                                                                            ======         =====          ======

Note 5.        Subsequent Events

     On March 8, 2005 a complaint was filed against the Partnership, four other partnerships managed by the General Partners and their affiliates, TCC, TFS, TEM, TGH, John A. Maccarone and RFH. The complaint refers to the proxy statement sent on or about January 20, 2005 in connection with the Special Meeting of Limited Partners scheduled for March 21, 2005 for the Partnership.

     On March 18, 2005, the request for a temporary restraining order was denied.

     On March 21, 2005 a similar  complaint was filed  against the  Partnership,
     the  other   partnerships   managed  by  the  General  Partners  and  their
     affiliates, TCC, TFS, TEM, TGH, TL, John A. Maccarone and RFH.

     At a Special Meeting of Limited Partners, held on March 21, 2005, the proposal to sell substantially all the Partnership's assets to RFH and terminate and dissolve the Partnership was approved. Although the limited partners have approved the Asset Sale, certain conditions to the Asset Sale are not satisfied because of the two lawsuits filed in March of 2005 and described in Item 3. It is not currently known whether the Asset Sale will be completed. If the Asset Sale is completed in accordance with the Asset Sale Agreement as executed on November 30, 2004, it would be effective as of January 1, 2005.

     If the Asset Sale is completed, the Partnership had originally planned to distribute to the partners the net proceeds of this sale, plus any previously undistributed cash from operations and proceeds from the normal sale of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. The plans to make these distributions appear to be contested by at least one of the lawsuits. The Partnership plans to terminate its existence after payment of the liquidating distributions, but these plans may alter depending on the course of the lawsuits. In the event the Asset Sale is not completed, the Partnership will proceed as provided under its partnership agreement as amended.



TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data (Unaudited)
----------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended December 31, 2004 and 2003:

                                                                            (Amounts in thousands)
                                                                              2004 Quarters Ended
                                                         -------------------------------------------------------
                                                          Mar. 31         June 30 (2)    Sept. 30 (2)   Dec. 31
                                                         -------------------------------------------------------
Rental income                                              $ 3,213         $ 3,039        $ 3,074        $ 2,912

(Loss) income from operations (1)                          $   (29)        $(1,101)       $ 1,867        $ 2,073

Net (loss) earnings                                        $   (25)        $(1,098)       $ 1,871        $ 2,079

Limited partners' share of net (loss) earnings             $   (41)        $(1,153)       $ 1,840        $ 2,042

Limited partners' share of distributions                   $ 1,619         $ 5,388        $ 2,910        $ 3,449


                                                                            (Amounts in thousands)
                                                                              2003 Quarters Ended
                                                         -------------------------------------------------------
                                                          Mar. 31         June 30        Sept. 30       Dec. 31
                                                         -------------------------------------------------------

Rental income                                              $ 3,406         $ 3,305        $ 3,236        $ 3,166

(Loss) income from operations (3)                          $   142         $  (132)       $  (410)       $  (172)

Net (loss) earnings                                        $   148         $  (127)       $  (405)       $  (167)

Limited partners' share of net (loss) earnings             $   131         $  (144)       $  (422)       $  (184)

Limited partners' share of distributions                   $ 1,631         $ 1,629        $ 1,627        $ 1,624



(1) In the second quarter, the Partnership recorded a write-down of $2,171 to write down the value of certain containers that had carrying values which were greater than the anticipated per unit sales price included in a letter of intent entered into in July 2004. The Partnership's results of operations for operations for the second and third quarters of 2004 include adjustments of $889, $101 and $9 to reduce the above write down of containers to correct an error made in calculating the write down of containers amount at June 30, 2004 and reduce depreciation expense and increase gain on sale of containers, respectively, to correct errors made in calculating depreciation and gain on sale of containers in the third quarter of 2004.

(2) The amounts reported in the second and third quarters have been restated to correct for the errors discussed in 1 above.

(3) In the fourth quarter, the Partnership reduced its estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. The adjustment resulted in a decrease of $134 in depreciation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

ITEM 9A.  CONTROLS AND PROCEDURES

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

The errors in the impairment analysis and the third quarter depreciation and gain (loss) on sale of containers identified in the Selected Quarterly Financial Data in the financial statements was due to a difference in the accumulated depreciation allowance used to calculate the write-down and the amount recorded in the financial statements. The discovery of this error did not lead to a change in internal control that materially affected the Partnership's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Inapplicable.
                                    PART III

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2004, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner, owned more than 10 percent of limited partnership interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.

Code of Ethics
--------------

The Registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has posted this code of ethics on its Internet website at the following address: www.textainer.com/sharehld/codeofethics.pdf.

Directors and Executive Officers of the General Partners

The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------


Neil I. Jowell                   71      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                60      President, CEO and Director of TGH, TL, TCC and TFS; Director of TEM
Dudley R. Cottingham             53      President, CEO and Director of TEM; Assistant Secretary,  Vice President and
                                         Director of TGH and TL
James E. Hoelter                 65      Director of TGH, TCC and TFS
Philip K. Brewer                 47      Senior Vice President - Asset Management Group and Director of TL
Robert D. Pedersen               45      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                49      Senior Vice President,  CFO and Secretary of TGH, TL, TCC and TFS,  Director
                                         of TL, TCC and TFS
S. Arthur Morris                 71      Vice President, CFO and Director of TEM; Director of TGH and TL
Gregory W. Coan                  41      Vice President and Chief Information Officer
Wolfgang Geyer                   51      Regional Vice President - Europe
Mak Wing Sing                    47      Regional Vice President - South Asia
Masanori Sagara                  48      Regional Vice President - North Asia
Stefan Mackula                   52      Vice President -  Equipment Resale
Anthony C. Sowry                 52      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                52      Vice President - Risk Management
Janet S. Ruggero                 56      Vice President - Administration and Marketing Services
Jens W. Palludan                 54      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  70      Director of TGH
James A. C. Owens                65      Director of TGH, TEM and TL
Cecil Jowell                     69      Director of TGH, TEM and TL
Hendrik van der Merwe            57      Director of TGH, TEM and TL
James E. McQueen                 60      Director of TGH, TEM and TL
Christopher C. Morris            39      Secretary of TEM
Harold J. Samson                 83      Director of TCC and TFS
Nadine Forsman                   37      Controller of TCC and TFS

Unless otherwise noted, all directors have served as directors of the General Partners as detailed above at least since 1993 when the General Partners reorganized and reconstituted their board of directors.

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

     John A. Maccarone is President and CEO of TGH, TL, TCC and TFS. He is also Director of TGH, TEM, TL, TCC and TFS. Mr. Maccarone became President, CEO of TGH, TL, TCC and TFS in 1998 and a director of TEM in 1994 and was President and CEO of TEM from 1988 through May, 2004. In this capacity, he is responsible for the activities of TGH, TL, TCC and TFS. As President and CEO of TEM, he was responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

     Dudley R. Cottingham is President, CEO and Director of TEM and Assistant Secretary, Vice President and a director of TGH and TL. Mr. Cottingham became the President and CEO of TEM in May, 2004, a director of TEM in 1994 and has served in these other positions since 1993. As President and CEO of TEM he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date) and Continental Trust Corporation Limited. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos First Insurance Company Limited since 1993 and is a director of Morris Cottingham Corporate Services, located in the Turks and Caicos Islands. Mr. Cottingham has over 30 years experience in public accounting with responsibility for a variety of international and local clients.

     James E. Hoelter is a director of TGH, TCC and TFS. In addition, Mr. Hoelter is a member of the Investment Advisory Committee and the Audit Committee (see "Committees", below). Mr. Hoelter was the President and Chief Executive Officer of TGH and TL from 1993 to 1998 and was a director of TEM and TL until March 2003. Mr. Hoelter serves as a consultant to Trencor (1999 to present). Mr. Hoelter became a director of Trencor in December 2002 and he serves as a director of Trenstar Ltd., a Trencor affiliate. Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr. Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

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

     Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TL, TCC and TFS and has been such since 1999. He was also the Senior Vice President, CFO and Secretary of TEM from 1999 through 2004. Mr. Furtado is a Director of TCC and TFS, and has served as such since 1997. He was a director of TEM from 2002 through March 2003 and became a director of TL in March 2003. As Senior
Vice President, CFO and Secretary, he is responsible for all accounting, financial management, and reporting functions for TGH, TL, TCC and TFS. As Senior Vice President, CFO and Secretary of TEM, he was responsible for all accounting, financial management, and reporting functions for TEM. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

     S. Arthur Morris is Vice President and CFO of TEM and a director of TGH, TEM and TL. Mr. Morris became Vice President and CFO of TEM in 2004, a director of TL and TGH in 1993 and a director of TEM in 1994. As Senior Vice President, CFO and Secretary of TEM, he is responsible for all accounting, financial management, and reporting functions for TEM. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1977 to date). He is also President and director of Continental Management Limited (1977 to date) and Continental Trust Corporation Limited (1994 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda Corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos
First Insurance Company Limited since 1993. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. S. Arthur Morris is the father of Mr. Christopher C. Morris.

     Gregory W. Coan is Vice President and Chief Information Officer and has served as such since 2001. In this capacity, Mr. Coan is responsible for the worldwide information systems of Textainer. He also serves on the Credit Committee (see "Committees", below). Prior to these positions, Mr. Coan was the Director of Communications and Network Services from 1995 to 1999, where he was responsible for Textainer's network and hardware infrastructure. Mr. Coan holds a Bachelor of Arts degree in political science from the University of California at Berkeley and an M.B.A. with an emphasis in telecommunications from Golden Gate University.

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

     Hendrik R. van der Merwe is a Director of TGH, TEM and TL and has served as such since March 2003. Mr. van der Merwe is also an Executive Director of Trencor Ltd. (Trencor) and has served as such since 1998. In this capacity, he is responsible for certain operating entities and strategic and corporate functions within the Trencor group of companies. Trencor is a publicly traded company listed on the JSE Securities Exchange South Africa. Its core businesses are the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Mr. van der Merwe is currently also a Director of TrenStar, Inc., based in Denver, Colorado and a Director of various companies in the TrenStar group and other companies in the wider Trencor group and has been such since 2000. Mr. van der Merwe served as Deputy Chairman for Waco
International Ltd., an international industrial group listed on the JSE Securities Exchange South Africa and with subsidiaries listed on the Sydney and London Stock Exchanges from 1991 to 1998, where he served on the Boards of those companies. From 1990 to 1991, he held various senior executive positions in the banking sector in South Africa, lastly as Chief Executive Officer of Sendbank, the corporate/merchant banking arm of Bankorp Group Ltd. Prior to entering the business world, Mr. van der Merwe practiced as an attorney at law in Johannesburg, South Africa. Mr. van der Merwe holds a Bachelor of Arts and Ll.B. degrees from the University of Stellenbosch and an Ll.M (Taxation) degree from the University of the Witwatersrand.

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

     Christopher  C.  Morris is the  Secretary  of TEM.  Mr.  Morris  became the
Secretary of TEM in May, 2004. He has been a partner with Arthur Morris and Company beginning in 2005, a director of Continental Management Limited and Continental Trust Corporation Limited since 2004. Prior to joining TEM, Mr. Morris was a senior manager at Continental Management Limited from 2000 through 2004. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda corporation that provides corporate and individual trust administration services. Mr. Morris has ten years experience in Public Accounting with responsibility for a variety of international and local clients. Mr. Christopher C. Morris is the son of Mr. S. Arthur Morris.

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

     Equipment Investment Committee. The Equipment Investment Committee reviews the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), Anthony C. Sowry, Richard G. Murphy (Secretary), Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

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



(b)       Security Ownership of Management

          As of January 1, 2005:


                                                                    Number
                     Name of Beneficial Owner                      Of Units       % All Units
                     ------------------------                      -------        -----------


                     James E. Hoelter.......................         10,995          0.1700%
                     John A. Maccarone......................          5,500          0.0851%
                                                                     ------          -------

                     Directors, Officers and Management
                        as a Group..........................         16,495          0.2551%
                                                                     ======          =======

(c)       Changes in control.

          Inapplicable.

PART 201 (d) Securities under Equity Compensation Plans.

          Inapplicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

(a)       Transactions with Management and Others.

          At December 31, 2004, due from affiliates, net, is comprised of:


                Due from affiliates:
                   Due from TEM......................           $519
                                                                 ---

                Due to affiliates:
                   Due to TL.........................              1
                   Due to TCC........................             15
                   Due to TFS........................             90
                                                                 ---
                                                                 106
                                                                 ---
                Due from affiliates, net                        $413
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

          In addition, for the year ended December 31, 2004, the Registrant paid or will pay the following amounts to the General Partners:

          Acquisition fees in connection with the purchase of containers on behalf of the Registrant:



                TEM....................                 $  2
                                                           =

          Management fees in connection with the operations of the Registrant:



                TEM....................               $  858
                TFS....................                  387
                                                       -----

                Total..................               $1,245
                                                       =====

          Reimbursement  for   administrative   costs  in  connection  with  the
          operations of the Registrant:



                TEM....................                 $492
                TFS....................                   95
                                                         ---

                Total..................                 $587
                                                         ===

          The General Partners were entitled to acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers could then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners could have also arranged for the purchase of containers in its or their names, and the Partnership could then have taken title to the containers by paying the seller directly. In addition, the General Partners were entitled to an acquisition fee for containers acquired by the Partnership under any of these arrangements.

          For more information on these transactions, see Note 2 to the Financial Statements in Item 8. The Registrant contemplates that payments and reimbursements will be made to the General Partners under these same arrangements in the current fiscal year.

          Equipment Management Agreement Between RFH and TEM Upon Completion of Proposed Asset Sale

          As a condition of the completion of the Proposed Asset Sale, RFH, the buyer, will enter into an Equipment Management Services Agreement (the "Management Agreement") with TEM. The Management Agreement will place all of the containers sold by the Partnership to RFH under the management of TEM.

          The Management Agreement will go into effect if and when the Proposed Asset Sale is completed and will continue in effect until the sale or disposition by TEM, or loss or destruction of all containers owned by RFH and managed by TEM (including the containers sold to RFH by the Partnership.) TEM will act as agent for RFH to manage and administer the containers, arrange their leasing and enter into leases, in the same manner that TEM has been managing and administering the containers for the Partnership prior to the Proposed Asset Sale.

          The Management Agreement provides that RFH will pay the following fees to TEM for its services:

               o a monthly fee of the 13% of the net operating income ("NOI") from containers subject to master leases; plus
               o a monthly fee of 9% of NOI of containers under long-term leases; plus
               o    a monthly fee of 2% of the  proceeds  from  finance  leases;
                    plus
               o 10% of the sale proceeds from the sale of any container, except for a sale to TEM or any affiliate of TEM, a sale pursuant to a purchase option in a lease, or a sale resulting from a casualty loss/ plus
               o a fee of 2% of the cost of any additional containers where TEM has acted as the agent of RFH in the purchase of containers.

          The Management Agreement additionally provides, among other things, that either RFH or TEM may terminate the Management Agreement in the event of certain material breaches. TEM is permitted to subcontract its management duties to affiliates of TEM.

(b)       Certain Business Relationships.

          Inapplicable.

(c)       Indebtedness of Management.

          Inapplicable.

(d)       Transactions with Promoters.

          Inapplicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant incurred the following accounting fees from KPMG LLP during the years ended December 31, 2004 and 2003:

                                                         2004        2003
                                                         ----        ----

                    Audit fees.....................       $37         $28
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


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1.   Audited financial statements of the Registrant for the year ended
               December 31, 2004 are contained in Item 8 of this Report.

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

                    Exhibit 10 the Asset Sale Agreement between the Registrant and RFH, Ltd., Appendix A to the Registrant's Proxy Statement for Special Meeting of Limited Partners, as filed with the Commission on January 20, 2005.

    Report of Independent Registered Public Accounting Firm on Supplementary
    ------------------------------------------------------------------------
                                    Schedule
                                    --------


The Partners
Textainer Equipment Income Fund IV, L.P.:

Under the date of March 22, 2005, we reported on the balance sheets of Textainer Equipment Income Fund IV, L.P. (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the 2004 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP



San Francisco, California
March 22, 2005


TEXTAINER EQUIPMENT INCOME FUND IV, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                        Charged                     Balance
                                                   Balance at           to Costs                     at End
                                                   Beginning              and                          Of
                                                   of Period            Expenses     Deduction       Period
                                                   ---------            --------     ---------       ------
For the year ended December 31, 2004:

Allowance for
  doubtful accounts                                     $208                $145         $  (1)        $352
                                                         ---                 ---          ----          ---

Accrued damage protection
  plan costs                                            $435                $284         $(220)        $499
                                                         ---                 ---          ----          ---

Accrued repositioning costs                             $  -                $  6         $   -         $  6
                                                         ---                 ---          ----          ---

For the year ended December 31, 2003:

Allowance for
  doubtful accounts                                     $164                $102         $ (58)        $208
                                                         ---                 ---          ----          ---

Accrued damage protection
  plan costs                                            $246                $454         $(265)        $435
                                                         ---                 ---          ----          ---

For the year ended December 31, 2002:

Allowance for doubtful accounts                         $218                $ 20         $ (74)        $164
                                                         ---                 ---          ----          ---

Accrued damage protection
  plan costs                                            $199                $251         $(204)        $246
                                                         ---                 ---          ----          ---




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

Date:  March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                             Title                                    Date



___________________________________                   Chief Financial Officer, Senior          March 30, 2005
Ernest J. Furtado                                     Vice President, Secretary and
                                                      Director (Chief Financial and
                                                      Principal Accounting Officer)




___________________________________                   Chief Executive Officer, President       March 30, 2005
John A. Maccarone                                     and Director




___________________________________                   Chairman of the Board and Director       March 30, 2005
Neil I. Jowell





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

Date:  March 30, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                           Title                                     Date



/s/Ernest J. Furtado
___________________________________                 Chief Financial Officer, Senior           March 30, 2005
Ernest J. Furtado                                   Vice President, Secretary and
                                                    Director (Chief Financial and
                                                    Principal Accounting Officer)


/s/John A. Maccarone
___________________________________                 Chief Executive Officer, President        March 30, 2005
John A. Maccarone                                   and Director


/s/Neil I. Jowell
___________________________________                 Chairman of the Board and Director        March 30, 2005
Neil I. Jowell


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


March 30, 2005

                                   /s/ John A. Maccarone
                                   ________________________________________
                                   John A. Maccarone
                                   Chief Executive Officer, President
                                   and Director of TFS

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


March 30, 2005

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

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-K for the year ended December 31, 2004, as filed on March 30, 2005 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the Chief Executive Officer, President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



March 30, 2005



                                 By  /s/ John A. Maccarone
                                     _____________________________________
                                     John A. Maccarone
                                     Chief Executive Officer, President
                                    and Director of TFS



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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund IV, L.P., (the "Registrant") on Form 10-K for the year ended December 31, 2004, as filed on March 30, 2005 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



March 30, 2005


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